Form 10-K/A
period 1995-12-31
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1996-05-13
CIK 870762

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                     _____


                               F O R M 10-K/A-1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT of 1934

For the Transition Period From _________ to __________

Commission File No. 0-19363

                  CELLULAR COMMUNICATIONS INTERNATIONAL, INC.
  -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                   13-3221852
      -------------------------------             --------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


110 East 59th Street, New York, New York                     10022
- - ----------------------------------------                  -----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (212)906-8480
                                                    -------------

                                   _________


          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE


          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [ X ]  Yes     [__]  No

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1.[_]

The aggregate market value of the registrant's Common Stock held by non-affiliates at March 25, 1996, valued by reference to the closing sale price for the registrant's Common Stock on the Nasdaq Stock Market's National Market, was approximately $311,378,000.

Number of shares of Common Stock
outstanding as at March 25, 1996: 10,356,317


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


              Document                            Part of 10-K in which
              --------                            ---------------------
                                                       Incorporated
                                                       ------------


Definitive proxy statement                             Part III
for the 1996 Annual Meeting
of the Stockholders of
Cellular Communications International, Inc.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART IV
- - -------
Item 14  Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K......................................        1


Exhibit Index.........................................................        2

Signatures............................................................        4


         The annual report on Form 10-K of Cellular Communications International, Inc. for the fiscal year ended December 31, 1995 is being amended by this Form 10-K/A-1 for the following reasons: (i) to include in Item 14(d) the financial statements of Omitel Sistemi Radiocellulari Italiani S.p.A. and Omnitel Pronto Italia S.p.A. and (ii) to include as Exhibit 23.1 the consent of Coopers & Lybrand S.p.A.

                                    PART IV
                                    -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT
- - -----------------------------------------
          SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------

    (a)   (1)                     Financial Statements - See list of Financial
                                        Statements on F-1.*

          (2) Financial Statement Schedules -See list of Financial Statement Schedules on page F-1.*

          (3)                     Exhibits - See Exhibit Index on page 2.

    (b) During the quarter ended December 31, 1995 the Company filed a Current Report on Form 8-K dated December 26, 1995.

    (c)                           Exhibits - The response to this portion of
                                  Item 14 is submitted as a separate section of this report.

    (d) Financial Statement Schedules -See list of Financial Statement Schedules on page F-1.* See list of Financial Statements and Financial Schedules of Omnitel Sistemi Radiocellulari Italiani S.p.A. and Omnitel Pronto Italia S.p.A. following.


_________________
*previously filed

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 1996

                          CELLULAR COMMUNICATIONS INTERNATIONAL, INC.


                          By: /s/ Stanton N. Williams
                          --------------------------------------------
                          Name: Stanton N. Williams
                          Title: Vice President-Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.
- - -----------

    3.1 Restated Certificate of Incorporation (Incorporated by Reference to Exhibit 3.1, 1991 Form 10-K, File No. 0-19363).

    3.1(a) Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by Reference to Exhibit 3.1(a), 1991 Form 10-K, File No. 0-19363).

    3.1(c) Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1(c), File No. 33-90980).

    3.2 Amended By-Laws (Incorporated by Reference to Exhibit 3.2, File No. 33-38398).

    4.1       Specimen of Common Stock Certificate (Incorporated by Reference to
              Exhibit 4.1, 1991 Form 10-K, File No. 0-19363).

    4.2 Rights Agreement, dated as of December 19, 1990, between CCII and Continental Stock Transfer Trust Company as the Rights Agent (Incorporated by Reference to Exhibit 4.2, File No. 33-38398).

    4.3 Warrant dated July 25, 1994, between CCII and CCI. (Incorporated by Reference to Exhibit 4.3., 1994 Form 10-K, File No. 0-19363)

    4.4 Indenture dated as of August 22, 1995 between CCII and Chemical Bank as Trustee (Incorporated by Reference to Exhibit 4.2, File No.33-90980).

    10.1      Description of Omnitel Joint Venture Agreement.*

    10.2 Compensation Plan Arrangement - Cellular Communications International, Inc. 1991 Stock Option Plan (amended and restated effective June 2, 1994).(Incorporated by Reference to Exhibit 10.2., 1994 Form 10-K, File No. 0-19363)

    10.3 Compensation Plan Arrangement - Cellular Communications International, Inc. Non-Employee Directors Stock Option Plan (amended and restated effective June 2, 1994). (Incorporated by Reference to Exhibit 10.3., 1994 Form 10-K, File No. 0-19363)

________________

*previously filed

    10.4 Omnibus Agreement, dated as of June 20, 1994, among CCI, Cellular Communications of Ohio, Inc., CCII and AirTouch; and Acknowledgement Agreement, dated as of July 25, 1994, by and among CCI, Cellular Communications of Ohio, Inc., CCII and AirTouch. (Incorporated by Reference to Exhibit 10.4., 1994 Form
              10-K, File No. 0-19363)

    10.5 Warrant Agreement between the Company and CCII Funding, Inc. (Incorporated by reference to Exhibit 10.10, File No. 33-90980).

    11        Statement re Computation of per share earnings.*

    21        Subsidiaries of the Registrant.*

    23        Consent of Ernst & Young LLP.*

    23.1      Consent of Coopers & Lybrand S.p.A

_________________
*previously filed

                       [LETTERHEAD OF COOPERS & LYBRAND]

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Omnitel Sistemi Radiocellulari Italiani S.p.A.

We have audited the accompanying balance sheets of Omnitel Sistemi Radiocellulari Italiani S.p.A. ("the Company") as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows for the each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnitel Sistemi Radiocellulari Italiani S.p.A. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                          COOPERS & LYBRAND S.p.A.

Turin, Italy,
April 4, 1996

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                              Statements of Income
                         (in millions of Italian Lira)

                                                    FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                               ------------------------------
                                                 1995     1994       1993
                                               --------  -------  -----------
                                                                  (UNAUDITED)
Income                                               75      --       --
Operating expenses net of reimbursement
 (Note 7):
 - third parties                                 (1,455)    (691)    (282)
 - related parties                                  (24)  (2,454)     (23)
Equity in loss of Omnitel
Pronto Italia S.p.A.                           (160,331) (24,833)     --
                                               --------  -------     ----
Operating loss                                 (161,735) (27,978)    (305)
Interest income, net                              1,400    2,969       25
                                               --------  -------     ----
Net loss                                       (160,335) (25,009)    (280)
                                               ========  =======     ====
Net loss per common share                           337      126      161
                                               ========  =======     ====
Weighted average number of common shares out-
 standing (in millions)                             475      199      1.7
                                               ========  =======     ====


   The accompanying notes are an integral part of these financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                                 Balance sheets
                         (in millions of Italian Lira)


                                                     DECEMBER 31, DECEMBER 31,
                                                         1995         1994
                                                     ------------ ------------
ASSETS
Cash and cash equivalents (Note 3)                       8,632        4,932
Receivables from related parties (Note 8)                   98       21,411
Other current assets                                       637          443
                                                       -------      -------
Total current assets                                     9,367       26,786
                                                       -------      -------
Investment in Omnitel Pronto Italia S.p.A. (Note 4)    374,948      255,279
                                                       -------      -------
Total non-current assets                               374,948      255,279
                                                       -------      -------
 Total assets                                          384,315      282,065
                                                       =======      =======


   The accompanying notes are an integral part of these financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                                 Balance sheets
            (in millions of Italian Lira, except per share amounts)


                                                     DECEMBER 31, DECEMBER 31,
                                                         1995         1994
                                                     ------------ ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Accounts payable                                             54         960
Due to related parties (Note 8)                              36       9,275
Other current liabilities (Note 5)                        1,903       1,426
                                                       --------     -------
Total current liabilities                                 1,993      11,661
                                                       --------     -------
  Total Liabilities                                       1,993      11,661
                                                       --------     -------
Commitments and contingencies (Note 9)

Common stock (1995 525,000,000 and 1994 300,000,000
 shares, par value Lit.1,000, authorized issued and
 outstanding)                                           525,000     300,000
Additional paid in capital                               50,000         --
Accumulated deficit                                    (192,678)    (29,596)
                                                       --------     -------
  Total stockholders' equity (Note 10)                  382,322     270,404
                                                       --------     -------
  Total liabilities and stockholders' equity            384,315     282,065
                                                       ========     =======




   The accompanying notes are an integral part of these financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                            Statements of cash flows
                         (in millions of Italian Lira)

                                                    FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                               -------------------------------
                                                 1995      1994       1993
                                               --------  --------  -----------
                                                                   (UNAUDITED)
Cash flows from operating activities:
- - -------------------------------------
Net loss                                       (160,335)  (25,009)    (280)
Adjustment to reconcile net loss to net cash
 used in operating activities:
Equity in loss of Omnitel Pronto Italia
 S.p.A.                                         160,331    24,833      --
Change in operating assets and liabilities
(Increase) decrease in receivables from re-
 lated parties                                   21,313   (21,402)     --
(Increase) decrease in other current assets        (194)     (386)      56
Increase (decrease) in accounts payable            (906)      876      183
Increase (decrease) in other current liabili-
 ties                                               477     1,350       (2)
Increase (decrease) in due to related parties    (9,239)    9,092     (407)
                                               --------  --------     ----
 Net cash used in operating activities           11,447   (10,646)    (450)
                                               ========  ========     ====
Cash flows from investing activities:
- - -------------------------------------
Additions to property, plant and equipment          --       (928)    (164)
Proceeds from sale of property, plant and
 equipment                                          --      1,172        4
Investment in Omnitel Pronto Italia S.p.A.     (280,000) (280,112)     --
                                               --------  --------     ----
 Net cash used in investing activities         (280,000) (279,868)    (160)
                                               ========  ========     ====
Cash flows from financing activities:
- - -------------------------------------
Proceeds from issue of common stock             275,000   298,000      600
Tax on issue of common stock                     (2,747)   (2,978)     --
                                               --------  --------     ----
 Net cash provided by financing activities      272,253   295,022      600
                                               ========  ========     ====
Increase (decrease) in cash and cash
 equivalents                                      3,700     4,508      (10)
Cash and cash equivalents at beginning of the
 year                                             4,932       424      434
                                               --------  --------     ----
 Cash and cash equivalents at end of the year     8,632     4,932      424
                                               ========  ========     ====
Supplemental cash flow data:
Cash paid during the year for:
 Interest                                             2        35       --
                                               ========  ========     ====
 Income taxes                                        --        --       --
                                               ========  ========     ====


   The accompanying notes are an integral part of these financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                 Statements of changes in Stockholders' equity
                         (in millions of Italian Lira)


                                  COMMON  ADDITIONAL PAID ACCUMULATED
                                   STOCK   - IN CAPITAL     DEFICIT    TOTAL
                                  ------- --------------- ----------- --------
Balance as of December 31, 1992
 (unaudited)                        1,400        --          (1,329)        71
Final call on 1992 common stock
 issue                                600        --             --         600
Net loss for the year (unaudited)     --         --            (280)      (280)
                                  -------     ------       --------   --------
Balance as of December 31, 1993
 (unaudited)                        2,000        --          (1,609)       391
Issue of common stock             298,000        --             --     298,000
Tax on issue of common stock          --         --          (2,978)    (2,978)
Net loss for the year                 --         --         (25,009)   (25,009)
                                  -------     ------       --------   --------
Balance as of December 31, 1994   300,000        --         (29,596)   270,404
Issue of common stock
 --January 26, 1995               175,000        --             --     175,000
 --September 29, 1995              50,000     50,000            --     100,000
Tax on issue of common stock          --         --          (2,747)    (2,747)
Net loss for the period               --         --        (160,335)  (160,335)
                                  -------     ------       --------   --------
Balance as of December 31, 1995   525,000     50,000       (192,678)   382,322
                                  =======     ======       ========   ========


   The accompanying notes are an integral part of these financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)

  1. DESCRIPTION AND OWNERSHIP OF THE BUSINESS

Omnitel Sistemi Radiocellulari Italiani S.p.A. ("the Company") was established on June 19, 1990 with the objective of constructing and operating cellular mobile telephone networks.

The Company owns a 70% interest in Omnitel Pronto Italia S.p.A. ("OPI") a start up company that was awarded a fifteen year license to operate a mobile cellular system based on the GSM standard on the Italian territory effective from February 1, 1995. Revenue from operations commenced at the end of 1995 following the launch of a fully operational service on December 7, 1995.

Although the Company owns 70% of the shares of OPI, both the statutes of OPI and the stockholders' agreement between Omnitel Sistemi Radiocellulari Italiani S.p.A. and Pronto Italia S.p.A. stipulate significant restrictions on the Company's ability to control OPI. Among the restrictions are the requirements that members of the Board of Directors designated by other stockholders approve any changes in the companies' corporate purpose, management, auditors, issuance or redemption of stock, payment of dividends, and annual budget. In addition, transactions not included in the annual budget and exceeding certain immaterial amounts regarding the purchase of assets, the assumption of debt, the subjection of the companies' assets to liens or pledges, the extension of guarantees to third parties, the acceptance of any terms and conditions necessary to obtain or renew a license, require approval by members of the Board of Directors designated by other stockholders. Consequently OPI is accounted for on an equity basis.

OPI must comply with the standards of service, territorial coverage goals and other conditions contained in its Italian cellular concession. The failure to meet these requirements could result in the loss of the concession.

The Company's stockholders are Ing. C. Olivetti S.p.A., Bell Atlantic International Inc., Cellular Communication International Inc., Lehman Brothers Inc. and Telia International AB.

On December 15, 1995 Lehman Brothers Inc. sold 37,990,000 out of 38,000,000 of its common stock to Ing. C. Olivetti S.p.A., increasing the latters holding in the Company to 58.99%.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the most significant accounting policies used by the Company to prepare the financial statements.

2.1 BASIS OF PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In order to conform with accounting principles generally accepted in the United States of America ("US GAAP"), certain adjustments are reflected in the financial statements which are not recorded in the Italian books of account.

These adjustments relate primarily to the recording of the loss on equity for the investment in OPI for US GAAP purposes (see Note 12.).

2.2 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.

Short-term securities held under purchase and resale agreements are valued at cost plus the accrued difference between purchase and resale price matured as of the balance sheet date. The related income is classified as interest income.

2.3 RECEIVABLES AND PAYABLES

Receivables and payables are reflected at their stated value. Receivables are reduced to their expected realizable value by an allowance for doubtful accounts.

Receivables and payables denominated in foreign currencies are stated using the year-end exchange rates. The resulting gains or losses are recorded in the Statement of Income.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

2.4 INCOME TAXES

The Company is subject to income taxes in the Republic of Italy.

The provision for current income taxes is based on an estimate of taxable income for the year.

Deferred income tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

2.5 NET LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing the net loss by the weighted average number of common stock shares outstanding.

  3. CASH AND CASH EQUIVALENTS


                                                      December 31, December 31,
                                                        1995           1994
                                                        -----          -----
Cash and cash equivalents consist of:
- - - Cash on hand and at bank                              1,636          1,435
- - - Italian state bonds                                   6,996          3,497
                                                        -----          -----
Total                                                   8,632          4,932
                                                        =====          =====



The Italian state bonds are subject to a purchase and resale agreement which provides that the Company resell them at a pre-determined price.

                OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.
                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


4. INVESTMENTS

  The movements in the investment account during 1995 were as follows:

 Balance as of December 31, 1994                                       255,279
 Increase in common stock of OPI (January 26, 1995)                    175,000
 Increase in common stock of OPI and Additional paid in capital
  (September 29, 1995)                                                 105,000
 Equity in loss of OPI for the year                                   (160,331)
                                                                      --------
 Balance as of December 31, 1995                                       374,948
                                                                      ========


As of December 31, 1995 and 1994 the Company held 507,500,000 and 280,000,000 shares of OPI respectively representing 70% of its outstanding common stock.

The following is a summary of the financial information of OPI for the twelve months ended December 31, 1995 and 1994:

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


                                                  DECEMBER 31, DECEMBER 31,
                                                      1995         1994
                                                  ------------ ------------
Net sales                                             49,018         --
Advertising and marketing costs                       54,222         --
Operating costs                                      185,963      42,193
Annual tax on stockholders' equity                     5,049       2,995
Depreciation and amortization                         35,869       1,753
Interest income, net                                   7,021      15,462
                                                   ---------     -------
Net loss                                             225,064      31,479
                                                   =========     =======
Omnitel S.R.I.--70% share of net loss                157,545      22,035
- - --70% share of tax on common stock subscriptions       2,786       2,798
                                                   ---------     -------
Equity in loss of OPI for the year                   160,331      24,833
                                                   =========     =======
Current assets                                       165,924      47,167
Non current assets                                 1,518,171     847,240
                                                   ---------     -------
Total assets                                       1,684,095     894,407
                                                   =========     =======
Current liabilities                                  637,388     525,688
Non current liabilities                              511,067       4,035
                                                   ---------     -------
Total liabilities                                  1,148,455     529,723
                                                   =========     =======
Net assets                                           535,640     364,684
                                                   =========     =======
Omnitel S.R.I. 70% share of equity                   374,948     255,279
                                                   =========     =======

5. OTHER CURRENT LIABILITIES

  Other current liabilities consist principally of miscellaneous non-income taxes payable.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



6. INCOME TAXES

  No provision for current income taxes has been made as the Company is in a loss position.

  Significant components of the Company's deferred tax accounts are as follows:

                         DECEMBER 31, DECEMBER 31,
                             1995         1994
                         ------------ ------------
Deferred tax assets         85,296       14,030
Valuation allowance        (85,296)     (14,030)
                           -------      -------
Net deferred tax assets        --           --
                           =======      =======

  The deferred tax asset of Lit.85,296 million relates to the temporary differences arising from the adjustment of the investment in OPI to the equity method at the period end for financial reporting purposes but not for fiscal purposes.

  Full valuation allowances have been provided at December 31, 1995 and 1994 since it is not possible as at either date to establish that it is more likely than not that the assets will be realized.

7. OPERATING EXPENSES NET OF REIMBURSEMENT

  Prior to the formation of OPI, the Company sustained costs in preparation for the bid of the cellular telephone license. As part of the agreement made when OPI was formed, it was agreed that a substantial portion of these costs would be rebilled to OPI. The analysis of such expenses and the related recharges were as follows:

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



           DECEMBER 31,
               1994
           ------------
Expenses      20,135
Recharges     16,990
              ------
Net            3,145
              ======


  There were no expenses or reimbursement for the year ended December 31, 1995 relating to the formation of OPI.

8. RELATED PARTY TRANSACTIONS

  The Company does not have its own personnel and utilized the resources of its stockholders, in particular Olivetti and its subsidiaries in the prior period.

  In the periods ended December 31, 1995, 1994 and 1993 transactions with related parties have been as follows:

                                                            DECEMBER 31,
                                                       1995  1994     1993
                                                       ---- ------ -----------
                                                                   (UNAUDITED)
Services rendered or reinvoicing of expenses (exclud-
 ing VAT figures):
- - --Olivetti Group                                        24   7,277      78
- - --Telia International AB                                25     263     --
- - --Cellular Communications International Inc.            25     331     --
- - --Lehman Brothers Inc.                                 --    2,328     --
- - --Bell Atlantic International Inc.                      25     --      --

Purchase of equipment (excluding VAT figures):
- - --Olivetti Group                                       --      215     133

Other revenues:
- - --Omnitel Pronto Italia S.p.A. (Note 7)                --   16,990     --

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued




                                              DECEMBER 31,
                                         1995 1994     1993
                                         ---- ----- -----------
                                                    (UNAUDITED)
Sale of office furniture and equipment:
- - --Omnitel Pronto Italia S.p.A.           --   1,173     --

Interest Income:
- - --Olivetti Group                         --     597     --

The interest income relates to an 8% short term loan granted to the related Company subsequent to the issuance of capital stock and before the subscription of the stock of OPI.

Amounts due from or (to) as of December 31, 1995 and 1994 (amounts include
VAT):

                                            DECEMBER 31, DECEMBER 31,
                                                1995         1994
                                            ------------ ------------
Omnitel Pronto Italia S.p.A.                    --          20,549
Ing. C. Olivetti S.p.A.                          23            862
Ing. C. Olivetti S.p.A.                         --          (7,867)
Cellular Communications International Inc.       25           (291)
Telia International AB                           25           (263)
Lehman Brothers Inc.                            --            (839)
Bell Atlantic International Inc.                 25            --
Other                                           (36)           (15)


9. COMMITMENTS AND CONTINGENCIES

  As required by the terms of OPI's cellular concession, the Banca Commerciale Italiana has issued a guarantee to the Italian Ministry of Post and Telecommunications on behalf of OPI for Lit.219.4 billion. The Company has provided a counter guarantee to the Banca Commerciale Italiana in the amount of Lit.153.6 billion.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.
                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

10. STOCKHOLDERS' EQUITY

On March 24, 1995, the Board of Directors approved, on the basis of authorization obtained from the stockholders a share capital increase up to Lit.757,500 million by means of the issue of new shares of Lit.1,000 par value with a share premium of Lit.1,000 each. In the event of subscription and payment of these amounts the total paid up capital of the company would reach a maximum of Lit.1,040,000 million. The issue of these shares must be completed before December 31, 1996.

11. SUBSEQUENT EVENTS

On both January 30, 1996 and March 28, 1996 the Company issued a further 52,500,000 common stock shares with a par value of Lit.1,000 each and a share premium of Lit.1,000. These increased the Company's issued common stock to Lit.630,000 million and its additional paid in capital to Lit.155,000 million.

12. RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ITALY ("ITALIAN GAAP")

In order to conform with accounting principles generally accepted in the United States of America, certain adjustments are reflected in the financial statements which are not recorded in the Italian statutory financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


As of December 31, 1995 and 1994 these adjustments which principally related to a different treatment of the investment in OPI, are summarized as follows:

                                                              1995     1994
                                                            --------  -------
NET INCOME
Net loss for the years ended December 31, 1995 and 1994 as
 reported                                                   (160,335) (25,009)
Tax on common stock subscriptions capitalized as an intan-
 gible asset under Italian GAAP                               (1,143)    (628)
Loss on investment in OPI                                    160,331   24,833
Other costs capitalized during 1991/1992/1993 as an intan-
 gible asset and charged to expense in 1994 under Italian        --      (997)
 GAAP                                                       --------  -------
Net adjustments                                              159,188   23,208
                                                            --------  -------
Net loss under Italian GAAP                                   (1,147)  (1,801)
                                                            --------  -------
STOCKHOLDERS' EQUITY

Stockholders' equity                                         382,322  270,404
Tax on common stock subscriptions capitalized as an intan-
 gible asset under Italian GAAP                                3,980    2,376
Loss on investment in OPI                                    185,164   24,833
                                                            --------  -------
Net adjustments                                              189,144   27,209
                                                            --------  -------
Stockholders' equity under Italian GAAP                      571,466  297,613
                                                            ========  =======

                       [LETTERHEAD OF COOPERS & LYBRAND]

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Omnitel Pronto Italia S.p.A.

We have audited the accompanying balance sheets of Omnitel Pronto Italia S.p.A. as of December 31, 1995 and 1994 and the related statements of income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnitel Pronto Italia S.p.A. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                          COOPERS & LYBRAND S.p.A.

Turin, Italy.
April 4, 1996

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                              Statements of Income
              (in millions of Italian Lira except per share data)

                                          FOR THE YEARS    CUMULATIVE FROM
                                              ENDED      INCEPTION TO END OF
                                           DECEMBER 31,    THE DEVELOPMENT
                                           1995    1994         STAGE
                                          ------- ------ -------------------
Net sales                                  49,018    --         23,070
                                          ------- ------       -------
Advertising and marketing expenses:
 --third parties                           52,401  7,953        40,639
 --related parties                          1,821    732         2,139
Other operating costs and expenses:
 --third parties                          168,390 20,959       166,743
 --related parties                         17,573 12,549        26,801
Annual tax on stockholders' equity          5,049  2,995         7,713
Depreciation and amortization              35,869  1,753        20,027
                                          ------- ------       -------
Net operating expenses                    232,085 46,941       240,992
Interest income, net                        7,021 15,462        26,498
                                          ------- ------       -------
NET LOSS                                  225,064 31,479       214,494
                                          ======= ======       =======
Net loss per common share                     345    106           463
                                          ======= ======       =======
Weighted average number of common shares
 outstanding (in millions)                    652    296           463
                                          ======= ======       =======


   The accompanying notes are an integral part of these financial statements.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                                 Balance sheets
                         (in millions of Italian Lira)


                                                   DECEMBER 31, DECEMBER 31,
                                                       1995         1994
                                                   ------------ ------------
ASSETS
Cash and cash equivalents (Note 3)                     12,991      32,131
Accounts receivable, net (Note 5)                      44,028         --
Due from related parties (Note 6)                      36,115       3,686
Other current assets (Note 4)                          34,928      11,350
Inventories of finished goods                          37,862         --
                                                    ---------     -------
Total current assets                                  165,924      47,167
                                                    ---------     -------
Assets under construction                              70,532      29,647
Equipment and furniture                                60,852      16,120
Leasehold improvements                                 30,114       9,541
Network                                               479,234         --
 Less:
- - ------
Accumulated depreciation                              (25,405)     (1,627)
                                                    ---------     -------
Total property, plant and equipment, net (Note 7)     615,327      53,681
Concession and accessory charges, net (Note 8)        828,855     788,178
Other intangibles assets, net (Note 8)                 69,506       1,287
Other assets (Note 9)                                   4,483       4,094
                                                    ---------     -------
Total non-current assets                            1,518,171     847,240
                                                    ---------     -------
TOTAL ASSETS                                        1,684,095     894,407
                                                    =========     =======



   The accompanying notes are an integral part of these financial statements.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                                 Balance sheets
            (in millions of Italian Lira, except per share amounts)


                                                            DECEMBER 31, DECEMBER 31,
                                                               1995         1994
                                                           ------------ ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short term debt (Note 10)                                        30,595     400,080
Trade payables                                                  495,572      26,397
Due to related parties (Note 6)                                  84,219      89,699
Other current liabilities and accrued liabilities (Note 11)      27,002       9,512
                                                              ---------     -------
Total current liabilities                                       637,388     525,688
                                                              ---------     -------
Long term debt (Note 10)                                        500,000         --
Accrual for severance pay                                        11,067       4,035
                                                              ---------     -------
  Total liabilities                                           1,148,455     529,723
                                                              ---------     -------
Commitments and contingencies (Note 14)

Common stock (Lit.1,000 par value per share):
- - --725,000,000 shares authorized, issued and out-
 standing                                                       725,000     400,000
Additional paid in capital                                       75,000         --
Deficit accumulated in development stage                       (222,311)    (35,316)
Accumulated deficit                                             (42,049)        --
                                                              ---------     -------
  Total stockholders' equity (Note 15)                          535,640     364,684
                                                              ---------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    1,684,095     894,407
                                                              =========     =======



   The accompanying notes are an integral part of these financial statements.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                            Statements of cash flows
                           (in millions of Italian Lira)


                                FOR THE YEARS ENDED          CUMULATIVE FROM
                                    DECEMBER 31            INCEPTION TO END OF
                             ----------------------------    THE DEVELOPMENT
                                    1995           1994           STAGE
                             ------------------- --------  -------------------
 Cash flows from operating
 -------------------------
 activities:
 -----------
 Net loss                         (225,064)       (31,479)      (212,494)
 Adjustments to recon-
  cile net loss to net
  cash used in operating
  activities:
 Depreciation and amor-
  tization                          35,869          1,753         20,027
 Provision for severance
  pay                                3,969            576          3,967
 Provision for bad debt                991            --             550
 Changes in operating
  assets and liabili-
  ties:
 (Increase) Decrease in
  other current assets             (23,578)       (11,101)       (41,195)
 (Increase) Decrease in
  due from related par-
  ties                             (32,429)        (3,686)       (13,075)
 (Increase) Decrease in
  inventories                      (37,862)           --         (41,718)
 Increase (Decrease) due
  to related parties                (5,480)           --          (4,758)
 (Increase) Decrease in
  accounts receivable              (45,019)           --         (18,579)
 Increase (Decrease) in
  other current liabili-
  ties and accrued lia-
  bilities                          17,490         13,048         41,957
 Increase (Decrease) in
  accrual for severance
  pay                                3,063            --           3,032
 Increase (Decrease) in            119,766            --         102,631
  trade payable                   --------       --------       --------
   Net cash used in op-
    erating activities            (188,284)       (30,889)      (161,655)
                                  ========        ========      ========

 Cash flows from invest-
 ----------------------
 ing activities:
 --------------
Additions to property,
  plant and equipment             (585,417)       (58,603)      (552,253)
Additions to intangible
  assets                           (81,763)      (786,296)      (856,188)
Additions to (disposals
  of) other assets                    (389)        (4,094)        (3,713)
Increase (Decrease) due
  to related parties                   --          89,686         89,686
Increase (Decrease) in             349,409         26,393        325,811
  trade payables                  --------       --------       --------
    Net cash used in in-          (318,160)      (732,914)      (996,657)
     vesting activities           ========       ========       ========


The accompanying notes are an integral part of the financial statements

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                            Statements of cash flows
                         (in millions of Italian Lira)
                                   Continued

                          FOR THE YEARS ENDED            CUMULATIVE FROM
                              DECEMBER 31              INCEPTION TO END OF
                          -------------------            THE DEVELOPMENT   ---
                                 1995          1994           STAGE
                          ------------------- -------  -------------------
 Cash flows from financ-
  ing activities:
 Proceeds from issue of
  common stock                  400,000       399,800         799,800
 Tax on issue of common
  stock                          (3,980)       (3,997)         (7,977)
 Proceeds from bridge
  loan                          100,000       400,000         400,000
 Bank overdrafts                 30,515           --            6,635
 Commission on syndicated
  loan and other charges        (39,231)          --          (36,942)
                                -------       -------       ---------
    Net cash provided by
     financing activities       487,304       795,803       1,161,216
                                =======       =======       =========
 INCREASE (DECREASE) IN
  CASH AND CASH EQUIVA-
  LENTS                         (19,140)       32,000           2,904
 Cash and cash equiva-
  lents at the beginning         32,131           131             131
  of year                       -------       -------       ---------
 CASH AND CASH EQUIVA-
  LENTS AT THE END OF THE        12,991        32,131           3,035
  PERIOD                        =======       =======       =========
 Supplemental cash flow
  data:
 Cash paid during the
  year for:
 Interest paid, net of
  amount capitalized of
  Lit. 42,776 (1994: Lit. 3,295)    291            77             206
                                =======       =======       =========
 Income taxes                       --            --              --
                                =======       =======       =========




    The accompanying notes are an integral part of the financial statements.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                  Statement of changes in stockholders' equity
                         (in millions of Italian Lira )

                                                                     DEFICIT
                                                                   ACCUMULATED
                                                        ADDITIONAL     IN
                                                COMMON   PAID IN   DEVELOPMENT ACCUMULATED
                                                 STOCK   CAPITAL      STAGE      DEFICIT    TOTAL
                                                ------- ---------- ----------- ----------- --------
 Balance as of January 1,
  1994                                              200      --          160         --         360
 Issue of common stock:
 --February 22, 1994                            199,800      --          --          --     199,800
 --May 18, 1994                                 200,000      --          --          --     200,000
 Tax on issue of common
  stock                                             --       --       (3,997)        --      (3,997)
 Net loss for the period                            --       --      (31,479)        --     (31,479)
                                                -------   ------    --------     -------   --------
 Balance as of December
  31, 1994                                      400,000      --      (35,316)        --     364,684
 Issue of common stock:
 --January 26, 1995                             250,000      --          --          --     250,000
 --September 29, 1995                            75,000   75,000         --          --     150,000
 Tax on issue of common
  stock                                             --       --       (3,980)        --      (3,980)
 Net loss for the period                            --       --     (183,015)    (42,049)  (225,064)
                                                -------   ------    --------     -------   --------
                                                    --
 Balance as of December 31, 1995                725,000   75,000    (222,311)    (42,049)   535,640
                                                =======   ======    ========     =======   ========

                         OMNITEL PRONTO ITALIA S.p.A.
                  A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                      Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)

1.  DESCRIPTION AND OWNERSHIP OF THE BUSINESS

Omnitel Pronto Italia S.p.A ("the Company") was established in 1985 as a subsidiary of the Olivetti Group. It remained substantially dormant until February 22, 1994 when it was acquired by Omnitel Sistemi Radiocellulari Italiani S.p.A. and Pronto Italia S.p.A. and changed its name to Omnitel Pronto Italia S.p.A.

The Company's corporate purpose is to construct and operate a mobile cellular System in Italy based on the GSM standard (Group Special Mobile).

During 1994 the Company obtained a fifteen year license to operate the cellular mobile telephone network effective on February 1, 1995.

Activities carried out during 1995 were mainly related to the construction of the network in order to obtain the minimum territory coverage required by the license, as well as the establishment of all administrative and customer support facilities.

The Company carried out an experimental service exercise between October 3, 1995 and December 6, 1995 and launched a full operational service from December 7, 1995. Following the launch of the fully operational service, the Company is no longer considered to be in a development stage.

As of December 31, 1995, the stockholders of Omnitel Pronto Italia S.p.A. were as follows:

Omnitel Sistemi Radiocellulari Italiani S.p.A.                 70%
Pronto Italia (P.I) S.p.A.                                     30%
                                                              ----
Total                                                         100%
                                                              ====

The Company currently purchases predominantly all of the hardware and software used for the construction of the network from Nokia Telecommunications, although alternative suppliers are readily available.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                  Continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the most significant accounting policies used by the Company to prepare the financial statements.

2.1 BASIS OF PRESENTATION AND PREPARATION OF FINANCIAL STATEMENTS

The Company was considered to be in a development stage in accordance with the requirements of Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development stage companies" up to the date of the operational launch on December 7, 1995.

Due to the insignificance of the Company's activity and financial position prior to 1994, the cumulative information includes only those amounts from 1994 onwards. The cumulative amounts from inception to the end of the development stage include the results of the Company through November 30, 1995, on the assumption that the operations of the Company between November 30 and December 6, 1995 would not have a significant effect on the amount disclosed.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.2 CASH AND CASH EQUIVALENTS

The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.

Short-term securities held under purchase and resale agreements (Repos) are valued at cost plus the accrued difference between purchase and resale price matured as of the balance sheet date. The related income is classified as interest income.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6,1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


2.3 RECEIVABLES AND PAYABLES

Receivables and payables are reflected at their stated value. Receivables are reduced to their expected realizable value by an allowance for doubtful accounts.

Receivables and payables denominated in foreign currencies are stated using the year-end exchange rates. The resulting gains or losses are recorded in the statement of income.

2.4 PROPERTY, PLANT AND EQUIPMENT

Depreciation is provided over the estimated useful lives of the assets by using the straight-line method. Leasehold improvements are amortized over their estimated useful lives or over the terms of the related leases, whichever is shorter.

Expenditure for maintenance, repairs and minor replacements are charged to current operations. Expenditure for major replacements and betterments are capitalized.

2.5 ASSETS UNDER CONSTRUCTION

Assets under construction consist of the direct costs relating to the construction of the network. These include costs such as hardware, software, direct labor costs incurred in construction, as well as other costs relating to Network Planning and Implementation. All costs not directly related to the development and construction of the network have been charged to current operations. The depreciation of completed and operational sites started from the launch date of December 7, 1995.

2.6 INTANGIBLE ASSETS

The direct and indirect costs incurred to obtain the concession as well as the interest on the related bank loan up to inception of service are capitalized and amortized on a straight line basis over the license period starting from the month in which the commercial telephone service began. All other intangible assets are amortized on a straight-line basis over their estimated useful lives.

2.7 INVENTORIES

Inventories, consisting principally of those related to the Company's product distribution business, are stated at the lower of cost (first-in, first-out method) or market.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


2.8 INCOME TAXES

The provision for current income taxes is based on the taxable income for the year.

Deferred income tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

2.9 ACCRUAL FOR SEVERANCE PAY

Under Italian law, deferred compensation accrues in favor of employees which they (or in the event of their death, their heirs) are entitled to collect upon termination of employment. The amount payable related to each year's service is calculated on the basis of the remuneration of such year and will be subject to annual revaluations based on increases in the Italian cost-of-living index (ISTAT). Provision for the effect of such revaluations is made as increases in the cost-of-living index are realized.

2.10 FINANCIAL INSTRUMENTS

The company utilizes derivative financial instruments such as interest rate swap and interest rate cap agreements to limit its exposure to changing interest rates but does not hold or issue such financial instruments for trading purposes.

Premiums to obtain interest rate caps are deferred and applied over the period of the related commitment. Net cash paid or received on interest rate swaps are reflected as an increase or decrease of the interest expense during the period.

2.11 COMMISSION ON SYNDICATED LOAN FACILITY

Commission and charges incurred in respect of the Syndicated loan facility (see
Note 14) have been capitalized and are being amortised on a straight line basis over the period of the facility, which approximates the interest method.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

2.12 REVENUE RECOGNITION

  Operating revenues for communications services are recognized as services are rendered. Unbilled revenues resulting from cellular services provided from the billing cycle date to the end of each month are calculated and recorded.

  Operating revenues for the Company's product distribution business are recognized upon delivery of products to customers.

2.13 SOFTWARE COSTS

  Software costs are capitalized and amortized over five years. Software development costs are expensed as incurred.

2.14 ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted by fiscal 1997. SFAS 121 establishes the accounting standards for the impairment of long-lived assets acquired to be held and used, and for long-lived assets and certain intangible assets to be disposed of. In the opinion of management, the application of SFAS 121 would not have had any impact on the financial statements.

2.15 NET LOSS PER COMMON SHARE

  Net loss per common share is computed by dividing the net loss as reported in the Statements of Income by the weighted average number of common shares outstanding during the period.


3. CASH AND CASH EQUIVALENTS

  Cash and cash equivalents consist of:

                        DECEMBER 31 DECEMBER 31,
                           1995         1994
                        ----------- ------------
 Cash and bank balances   12,991          960
 Italian state bonds         --        31,171
                          ------       ------
 Total                    12,991       32,131
                          ======       ======

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


  The Italian state bonds were subject to reverse repurchase agreements which provided that the Company resold them to Banca di Roma during the period at a pre-determined price.


4. OTHER CURRENT ASSETS

  The balances as of December 31, 1995 and 1994 are analyzed as follows:

                                        DECEMBER 31, DECEMBER 31,
                                            1995         1994
                                        ------------ ------------
V.A.T. and withholding tax recoverable     19,191        9,422
Prepaid rents and financial charges         6,674        1,045
Advances to suppliers                       7,896          373
Other                                       1,167          510
                                           ------       ------
Total                                      34,928       11,350
                                           ======       ======


5. ACCOUNTS RECEIVABLE, NET

  Accounts receivables consist of:

                                        DECEMBER 31,
                                           1995
                                        -----------
Subscribers--communication services        8,550
Dealers--product distribution business    36,469
                                          ------
                                          45,019
 Less: Provision for bad debt               (991)
                                          ------
                                          44,028
                                          ======

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



6. TRANSACTIONS WITH RELATED PARTIES

  At December 31, 1995 and 1994 the analysis of related parties balances was as follows:

                                 DECEMBER 31, 1995     DECEMBER 31, 1994
                                --------------------  --------------------
                                RECEIVABLES PAYABLES  RECEIVABLES PAYABLES
                                ----------- --------  ----------- --------
Omnitel S.R.I.                       --         --         --     (20,572)
P.I.                                 --      (1,700)       --     (18,234)
Olivetti group                       116    (71,524)        10    (28,649)
AirTourch Int.l                       88     (6,912)     1,257    (11,300)
Bell Atlantic                         23     (1,155)       591     (5,331)
Telia International                  --      (2,215)       221     (2,032)
C.C.I.                                23       (189)       174     (1,590)
Lehman Brothers                      --         --         --        (331)
Mannesmann                           --        (362)        28       (275)
Current accounts with Olivetti
 group companies                  35,865       (162)     1,405     (1,385)
                                  ------    -------      -----    -------
Total                             36,115    (84,219)     3,686    (89,699)
                                  ======    =======      =====    =======

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



The analysis of transactions during the year for services rendered by or to related parties, including capitalized costs, is as follows:

                                           YEAR ENDED
                        YEARS ENDED       DECEMBER 31,
                     DECEMBER 31, 1995        1994
                     -------------------- ------------
                      COSTS      INCOME      COSTS
                     ---------- --------- ------------
P.I.                      1,700      --         582
Olivetti group           54,555       65      5,676
AirTouch Int.l           12,259       13      3,608
Bell Atlantic             5,989      --       2,123
Telia International       2,313      --         397
C.C.I.                      486      --         282
Lehman Brothers             --       --         307
Mannesmann                  314      --         306
                     ----------  -------     ------
Total                    77,616       78     13,281
                     ==========  =======     ======

Related party costs relate principally to the services of personnel rendered to the Company. In addition, the Company has a relationship with Ing. C. Olivetti & Co. S.p.A. who provide payroll services to the Company on an ongoing basis.

As of December 31, 1995 the Company had an outstanding loan for Lit.500,000 million relating to the financing jointly granted by three banks, including Banca di Roma (a stockholder of Pronto Italia S.p.A.) which acts as the agent bank (see Note 10)

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued




7. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at December 31, 1995 and 1994 consist of the following:

                                DECEMBER 31, DECEMBER 31,
                                    1995         1994           ESTIMATED
                                  AT COST      AT COST        USEFUL LIVES
                                ------------ ------------ ---------------------
Technical instruments and
 equipment                         10,772        5,056           5 years
Office furniture and equipment     30,609       11,064           5 years
Electronic equipment               19,471          --           5.5 years
Leasehold improvements             30,114        9,541    lease term or life of
                                                           assets, if shorter
Network:
 specific plant                    10,239          --          6.67 years
 radio and transmission equip-
 ment                             165,953          --          6.67 years
 computer and electronic
 equipment                         99,321          --           5.5 years
 fixtures                          10,994          --           10 years
 know-how                         125,915          --           15 years
 improvements to network prop-
 erties                            66,812          --     lease term or life of
                                  -------       ------     assets, if shorter

Subtotal Network                  479,234          --
                                  -------       ------
                                  570,200       25,661
Less: Accumulated depreciation    (25,405)      (1,627)
                                  -------       ------
                                  544,795       24,034
Assets under construction          70,532       29,647
                                  -------       ------
                                  615,327       53,681
                                  =======       ======

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

8. INTANGIBLE ASSETS

  Intangible assets as of December 31, 1995 and 1994 can be detailed as follows:

                                                  DECEMBER 31, DECEMBER 31, ESTIMATED
                                                      1995         1994      USEFUL
                                                    AT COST      AT COST      LIVES
                                                  ------------ ------------ ---------
 CONCESSION AND ACCESSORY CHARGES
 Concession fee                                       750,000      750,000
 Bid preparation costs incurred by:
 -- Omnitel S.R.I. and P.I.                            27,784       26,084
 -- Other                                               8,799        8,799
 Interest and commission relating to the bridging
  loan and performance bond                            46,141        3,295
                                                      -------      -------
 Concession and accessory charges                     832,724      788,178     15 years
 Less: Accumulated amortization                        (3,869)         --
                                                      -------      -------
 Concession and accessory charges, net                828,855      788,178
                                                      =======      =======
 OTHER INTANGIBLE ASSETS
 Cost of usage rights of software and others           38,631        1,414      5 years
 Less: Accumulated amortization                        (7,854)        (127)
                                                      -------      -------
 Cost of usage rights of software and others, net      30,777        1,287
 Commission on syndicated loan and other charges       39,231          --      10 years
 Less: Accumulated amortization                          (502)         --
                                                      -------      -------
 Commission on syndicated loan and other charges, net  38,729          --      10 years
                                                      -------      -------
 Total other intangible assets, net                    69,506        1,287
                                                      =======      =======
 Total intangible assets                              898,361      789,465
                                                      =======      =======

On November 30, 1994, the Company made a lump-sum payment (Lit. 750,000 million) for the concession by the Ministry for Post and Telecommunications for the installation and operation, on a non-exclusive basis, of the GSM service on Italian territory. The concession was effective from February 1, 1995 and will have a duration of fifteen years.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

9. OTHER ASSETS

  The balances at December 31, 1995 and 1994 are analyzed as follows:

                                                     DECEMBER 31, DECEMBER 31,
                                                         1995         1994
                                                     ------------ ------------
 Deposit paid to the Ministry for the release of the
  concession                                            3,000        3,000
 Advances to suppliers and others                       1,483        1,094
                                                        -----        -----
 Total                                                  4,483        4,094
                                                        =====        =====

The deposit paid to the Ministry of Post and Telecommunications will remain in place throughout the duration of the concession and earns interest at the annual rate of 3.5%.

10. DEBT

  The amount due to banks at December 31, 1995 and 1994 can be further detailed as follows:


                   DECEMBER 31, DECEMBER 31,
                       1995         1994
                   ------------ ------------
 Short term debt:
 --Bank overdrafts    30,595           80
 --Bank loan             --       400,000
 Long term debt:
 --Bank loan         500,000          --
                     -------      -------
 Total debt          530,595      400,080
                     =======      =======

The bank loan had an original duration of 12 months and was due for repayment in December 1995. This was extended during the year and is now repayable in February 1996. The loan carried interest at RIBOR (Rome Inter-Bank Offered Rate 10.7% as of December 31, 1995, 8.95% as of December 31, 1994) plus 1% and 0.75%
respectively. The borrowing was obtained to finance the payment of the concession and was granted by the following Italian banks: Banca di Roma, Banca Commerciale Italiana and Crediop (Credit Consortium for Public Works).

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

  As detailed in Note 14, the Company signed the syndicated loan facility agreement on November 30, 1995. This agreement provides for the first drawdown to be used to repay the above bank loan and accordingly it has been classified as a long term liability as required by Statement of Financial Accounting Standards No. 6 "Classification of Short Term Obligations expected to be refinanced".

  Subsequent to the year-end, on February 13, 1996 the bank loan of Lire 500 million was repaid from the proceeds of the first drawdown under the syndicated loan facility (see note 14.3.1).

  At December 31, 1995 the Company had short-term credit facilities with several financial institutions totalling Lit 120 billion of which Lit 103 billion were unused.

  The Company has entered into interest rate swap agreements (see Note 13) in order to manage its exposure to interest rate fluctuations.

  The Company's weighted average interest rate calculated as of December 31, 1995 and 1994 was 11.23% and 9.12% per annum respectively.


11. OTHER CURRENT LIABILITIES AND ACCRUED LIABILITIES

  Other current liabilities are analyzed as follows:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1994
                                                      ------------ ------------
Annual tax on stockholders' equity and tax withhold-
 ing at source                                            6,757       3,410
Other tax payables                                        2,025         --
Bank interest accrued                                     6,087       3,372
Payable to social security institutions                   6,735       1,874
Accrued payroll                                           5,182         856
Other                                                       216         --
                                                         ------       -----
Total                                                    27,002       9,512
                                                         ======       =====

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

12. INCOME TAXES

  No provision for income taxes has been made for 1995 and 1994 as the company is in a loss position.

  Based on the statutory results and the estimate of investment incentive deductions as of December 31, 1995 the Company has net operating loss carryforwards at that date of Lit. 722,000 million (1994: Lit. 22,989 million). Approximately Lit. 622,000 million (1994:Lit. 22,000 million) are the result of investment incentives granted in the form of deductions from taxable income.

  The enacted corporation tax rate for the Company in the years 1994 and 1995 was 53.2% comprising local ("ILOR") tax at 16.2% and national ("IRPEG") tax at 37%. For IRPEG purposes only, net operating losses may be carried forward and applied against the taxable income of the following 5 years. No such loss carryforward facility exists for ILOR purposes.

  For 1995 and 1994, deferred tax assets and liabilities arising from timing differences have been computed at the full rate of 53.2%; the asset represented by net operating loss carryforwards has been computed at the IRPEG rage of 37%.

  Deferred tax balances as of December 31, 1995 and 1994 can be summarised as follows:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1994
                                                      ------------ ------------
Deferred tax assets
Start up and other costs deductible in future
 periods                                                  96,630      15,143
Net operating loss carryforwards                         275,630       8,506
                                                        --------     -------
Total gross deferred tax assets                          372,260      23,649

Deferred tax liabilities
Amortization of the government concession for fiscal
 purposes only                                           (25,630)        --
                                                        --------     -------
Net deferred tax assets                                  346,630      23,649
Less: Valuation allowance                               (346,630)    (23,649)
                                                        --------     -------
 Net carrying value                                          --          --
                                                        ========     =======

  Full valuation allowances have been provided as of December 31, 1995 and 1994 since it is not possible to establish at either data that it is more likely than not that the net deferred tax assets will be realized.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                         Notes to Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



13. FINANCIAL INSTRUMENTS

  The Company has entered into interest rate swap and cap agreements to manage the impact of interest rate fluctuations.

  At December 31, 1995, the Company was party to interest rate swap agreements, with hedging purposes, to exchange fixed rate payments for variable rate payments periodically over the life of the agreements and, at the same date, the Company was also party to a cap agreement whereby the Company will protect itself in case interest rates will exceed the relevant strike level.

  The Company deferred gains and losses related to those agreements since the underlying debt was outstanding.

  At December 31, 1995 the Company had hedged interest rate swap agreements outstanding with total notional principal amounting to Lit.150,000 million which converted variable rate debt to fixed rate debt with a weighted average interest rate of 11.69% while, at the same date, the three month market rate was 10.70%. The agreements all terminate on May 31, 2000.

  At December 31, 1995 the Company also had a cap agreement outstanding with total notional principal amounting to Lit.50,000 million at a strike rate of 12.50% which terminates on May 31, 2000.


14. COMMITMENTS AND CONTINGENCIES

  14.1 COMMITMENTS DERIVING FROM THE CONCESSION

     Under the concession awarded for the GSM public mobile telephone service, the Company undertakes to pay the Ministry an annual concession charge corresponding to 3.5% of the GSM service gross revenues, net of all service charges paid to the other public telephone network license holder. The concession charge cannot be lower than a minimum annual amount, established for each of the first five years of the concession, as follows:

      1995                      1,700
      1996                      8,200
      1997                     25,400
      1998                     51,000
      1999                     77,100
                              -------
      Total minimum payments  163,400
                              =======

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


   The Company must guarantee a minimum coverage of 70% of the Italian territory and 90% of the population within 5 years from the date of the concession. Failure to meet these requirements could result in cancellation of the concession.


14.2. GUARANTEES FURNISHED BY FINANCIAL INSTITUTIONS ON BEHALF OF THE COMPANY

   As of December 31, 1995 and 1994 the Company has an undertaking of Lit.225,249 and Lit.220,000 million respectively for guarantees issued by financial and ministerial institutions as analyzed below:

                  DECEMBER 31, DECEMBER 31,
                      1995         1994
                  ------------ ------------
Performance bond    219,400      219,400
Other guarantees      5,949        2,800
                  ------------ ------------
Total               225,349      222,200
                  ============ ============

   The balance of Lit.219,400 million refers to a performance bond furnished by Banca Commerciale Italiana to the Ministry of Post and Telecommunications as a guarantee for the fulfillment of the obligations prescribed by the above mentioned concession, including, but not limited to, occupational levels (at least 1,163 and 2,686 personnel within May 1996 and May 1998 respectively), achievement of minimum territorial coverage (at least 50% and 98% of the Italian territory within May 1996 and May 1998 respectively) and minimum cumulative investments (at least Lit.969 billion and Lit.1,552 billion within May 1996 and May 1998 respectively). The performance bond matures on June 30, 2000. Failure to achieve the objectives specified in the performance bond could result in charges to the Company.


14.3 OTHER COMMITMENTS AND CONTINGENCIES

   14.3.1 SYNDICATED LOAN FACILITY

      On November 30, 1995 the Company signed a Syndicated loan facility amounting to Lit.1,800 billion with a number of financial institutions.

      The facility consists of two tranches, being Lit.1,200 billion and Lit.600 billion linked to LIBOR (London Inter-Bank Offered Rate) and RIBOR (Rome Inter-Bank Offered Rate) respectively. The interest rate of the facility is linked to the cash flows of the Company. The initial rate is equal to the interbank rate plus 1.75% subsequently reducing to a minimum of 0.625% with increasing operating cash flows.

                         OMNITEL PRONTO ITALIA S.p.A.
              A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1996
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

This was reduced to 1.625% on December 7, 1995 due to the Company achieving 40% territory coverage. Commitment fees are due from the Company on the unutilized amount of the facility at a rate of 0.5% per annum, payable quarterly in arrears.

The facility has a duration of 10 years of which the first 4 years relate only to utilization. Repayment is at increasing rates commencing from the end of the fifth year. The Company obtained its first drawdown under the facility on February 13, 1996 for an amount of Lit. 694,694 million.

The facility includes several financial and operating covenants such as dividend distribution restrictions, minimum territory coverage, and restrictions over changes in direct and indirect ownership of the Company. There are also provisions for the use of several pledged cash collateral accounts under the terms of the facility which were unutilized as at November l995.

As a requirement of the above facility, the Company entered into an insurance security agreement, whereby the Company pledged all of its present and future credit rights arising from a number of the Company's insurance policies. This pledge is in favor of the financial institutions providing the facility.

Under the terms of the facility the Company must have a minimum paid up capital of Lit.l,450 billion as of December 31, 1996, which requires the increase in equity authorized on January 30, l995 to be fully issued and paid up.

14.3.2 NOKIA/FINNISH EXPORT CREDIT LTD.

The Company signed an agreement with Nokia during 1994 for the supply of basic telecommunications equipment for a minimum expected purchase value of Lit.360 billion. At December 31, 1995, the remaining purchase commitment outstanding amounted to Lit. 125 billion.

The contract envisages a financing agreement with the Finnish Export Credit Ltd
(FEC), a wholly owned subsidiary of the Finnish Government, for 85% of the amounts involved.

As collateral for the payment of these purchases, the Company has obtained letters of credit from banks amounting to Lit.266,250 million as at 31 December 1995.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



    On December 31, 1995 the credit agreement with Finnish Credit Export Ltd for a total value of Lit.306,000 million was signed.

    The facility is available for drawdown up to August 31, 1997 and is repayable in equal semi annual installments over 5 years from the completion date. The Company will accrue interest at LIBOR plus 0.225% during the period to drawdown and at a fixed rate of 9% thereafter. The facility was drawn down in part on February 21, 1996, guarantees were issued totalling Lit.231,565 million and the letters of credit were cancelled.

    The agreement provides for the use of a pledged cash collateral account under certain circumstances which have not been applicable to date.


14.3.3 DIGITAL EQUIPMENT CONTRACT

    During 1994 the Company signed a contract for the supply and implementation of the operating and billing information systems. The original commitment of approximately Lit.15 billion related to the installment of the systems and the exclusive license to use the systems in Italy for a 10 year period. The outstanding commitment as of December 31, 1995 was approximately Lit.1.5 billion.


14.3.4 RENT AND LEASING COMMITMENTS

    The Company rents buildings utilized for operations and network sites, and leases vehicles assigned to certain employees, with future minimum rentals as follows:

                              OPERATING
                               LEASES
                              ---------
Year ending in:
1996                            24,099
1997                            24,051
1998                            23,832
1999                            23,137
2000                            24,021
Thereafter                      34,229
                               -------
Total minimum lease payments   153,369
                               =======

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

15. STOCKHOLDERS' EQUITY

A stockholders' meeting held on Janualy 30, 1995 authorized the Board of Directors to increase the Company's share capital up to a maximum of Lit. l,050 billion by means of the issue of a maximum of 400 million shares at a value of Lit.2,000 per share, consisting of Lit. l,000 par value plus Lit. l,000 share premium. This increase was approved by the Board of Directors at a meeting on March 24, 1995. The issue of these shares is at the discretion of the Board of Directors but is valid only until December 31, 1996.

The first tranche of these shares was issued on September 29, 1995 as detailed above.

In the event that all shares authorized for issue on March 24, 1995 are issued and paid up, the Company's total paid up capital would reach a maximum of Lit. 1,450 billion, including share premiums.

On 30 January 1996 and March 28, 1996, the Company issued a further 75 million common stock shares at each time with a par value of Lit. 1,000 each, with a Lit. 1,000 share premium. This increased the Company's issued common stock to Lit.875 billion and its additional paid in capital to Lit.225 billion.

Under Italian tax legislation the company is liable to an annual tax of 0.75% on the value of the stockholders equity under Italian GAAP which is accounted for as a charge to the income statement.

16. SUBSEQUENT EVENTS

16.1 NATIONAL ROAMING AGREEMENT

Access under the National Roaming agreement was being denied due to a dispute with a competitor, TIM, relating to the percentage territory coverage obtained by the Company. The Ministry subsequently confirmed that OPI had achieved the necessary coverage and instructed TIM to activate the Roaming Agreement, which occurred on March 13, 1996.

16.2 INTERNATIONAL ROAMING AGREEMENTS

The Company signed international roaming agreements with 16 European countries during the period to December 31, 1995. Subsequent to the period end, the Company has signed roaming agreements with a further 4 European countries.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

16.3 INCREASE IN COMMON STOCK

On both January 30, 1996 and March 28, 1996 the Company issued 75 million common stock shares with a par value of Lit. 1,000 each, and Lit. 1,000 additional paid in capital. This increased the Company's issued common stock to Lit.875 billion and its additional paid in capital to Lit.225 billion. The proceeds from the issue, net of taxation, amounted Lit. 297,000 million.

17. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" (SFAS 107"), as amended by Statement of Financial Accounting Standards No. 119 "Disclosure about Derivative Financial Instruments and fair value of financial instruments" requires certain disclosures about the fair values of all financial instruments, including both assets and liabilities.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, TRADE PAYABLES, AMOUNTS DUE TO AND FROM RELATED PARTIES

The carrying amount approximates the fair value due to the short term maturity of these instruments. This includes the bank loan which was repaid in full in February 1996.

ACCRUAL FOR SEVERANCE PAY

The accrual for severance pay required under Italian legislation equates to the present value of vested benefits to which the employee is entitled if the employee separated immediately. Upon this basis, the carrying amount approximates to the fair value of this financial instrument.

INTEREST RATE SWAP AGREEMENTS

  The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the agreements at the balance sheet date, taking into account current interest rates.

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                         Notes to Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



  The estimated fair values of the Company's financial instruments are as follows (lit./millions):

                                                DECEMBER 31,     DECEMBER 31,
                                                   1995             1994
                                             ---------------- ----------------
                                             CARRYING  FAIR   CARRYING  FAIR
                                              VALUE    VALUE   VALUE    VALUE
                                             -------- ------- -------- -------
Cash and cash equivalents                    12,991   12,991  32,131    32,131
Accounts receivable                          44,028   44,028  --           --
Due from related parties                     36,115   36,115   3,686     3,686
Other current assets                         34,928   34,928  11,350    11,350
Debt                                        530,595  530,595 400,080   400,080
Trade payables                              495,572  495,572  26,397    26,397
Due to related parties                       84,219   84,219  89,699    89,699
Other current liabilities                    27,002   27,002   9,512     9,512
Staff leaving indemnity                      11,067   11,067   4,035     4,035
Interest rate swaps                          --       (8,784)  --        --

18. RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ITALY ("ITALIAN GAAP")

    In order to comply with the accounting principles generally accepted in the United States of America, certain adjustments are reflected in the financial statements which are not recorded in the Italian statutory financial statements.

    As of December 31, 1995 and 1994 these adjustments which principally related to a different treatment of costs sustained during the development stage, are summarized as follows:

                          OMNITEL PRONTO ITALIA S.p.A.
               A DEVELOPMENT STAGE COMPANY UNTIL DECEMBER 6, 1995
                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


                                                               1995     1994
                                                             --------  -------
NET INCOME

Net loss for the years ended December 31, 1995 and 1994 as   (225,064) (31,479)
 reported                                                    --------  -------
Tax on common stock subscriptions capitalised as an inta-
 ngible asset under Italian GAAP                               (1,592)    (796)
Net book value of start-up costs capitalised under Italian
 GAAP                                                         130,863   28,464
Net book value of advertising costs capitalised under Ital-
 ian GAAP                                                      15,821      --
Concession and accessory charges amortization                 (48,176)     --
                                                             --------  -------
Net adjustments                                                96,916   27,668
                                                             --------  -------
Net loss under Italian GAAP                                  (128,148)  (3,811)
                                                             ========  =======


                                                                1995     1994
                                                               -------  -------
STOCKHOLDERS' EQUITY

Stockholders' equity                                           535,640  364,684
                                                               -------  -------
Tax on common stock subscriptions capitalised as an intangi-
 ble asset under Italian GAAP                                    5,573    3,201
Net book value of start-up costs capitalised under Italian
 GAAP                                                          159,343   28,464
Net book value of advertising costs capitalised under Italian
 GAAP                                                           15,821      --
Concession and accessory charges amortization                  (48,176)     --
                                                               -------  -------
Net adjustments                                                132,561   31,665
                                                               -------  -------
Stockholders' equity under Italian GAAP                        668,201  396,349
                                                               =======  =======