Form 10-Q
period 1996-03-31
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1996-05-14
CIK 870762

                                   FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                      OR

  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



Commission File No.            0-19363
                   -------------------------------------------------------------

                    CELLULAR COMMUNICATIONS INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                       13-3221852
- -------------------------------           -------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


   110 East 59th Street, New York, New York                   10022
- -------------------------------------------     --------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (212) 906-8480
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No_____
                                  -----

The number of shares outstanding of the issuer's common stock as of March 31, 1996 was 10,356,317.

          Cellular Communications International, Inc. and Subsidiaries

                                     INDEX


PART I.   FINANCIAL INFORMATION                               Page
- -------------------------------                               ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--
          March 31, 1996 and December 31, 1995..............   2

          Condensed Consolidated Statements of
          Operations--Three months ended
          March 31, 1996 and 1995...........................   4

          Condensed Consolidated Statement of Shareholders'
          Equity--Three months ended March 31, 1996.........   5

          Condensed Consolidated Statements of Cash Flows--
          Three months ended March 31, 1996 and 1995........   6

          Notes to Condensed Consolidated Financial
          Statements........................................   8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition................. 12

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K..................  16

SIGNATURES..................................................  17
- ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



          Cellular Communications International, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets



                                                  March 31     December 31
                                                    1996          1995
                                                ------------  -------------
                                                               (See Note)
ASSETS

Current assets:
    Cash and cash equivalents                   $ 20,437,000  $ 62,965,000
    Marketable securities                         57,307,000    17,068,000
    Other                                            304,000        61,000
                                                ------------  ------------
Total current assets                              78,048,000    80,094,000

Cash held in escrow                               24,553,000    43,616,000

Investment in Omnitel                             55,173,000    44,726,000

Equipment, net of accumulated depreciation
 of $50,000(1996) and $43,000(1995)                   44,000        51,000

Deferred financing costs, net of
 accumulated amortization of $659,000 (1996)
 and $387,000(1995)                                6,583,000     6,803,000
                                                ------------  ------------

Total assets                                    $164,401,000  $175,290,000
                                                ============  ============

          Cellular Communication International, Inc. and Subsidiaries

                                                     March 31     December 31
                                                       1996           1995
                                                   -------------  ------------
                                                                   (See Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $     21,000   $    225,000
    Accrued expenses                                  1,021,000        872,000
    Taxes payable                                       937,000      3,076,000
    Due to Cellular Communications, Inc.                 65,000         81,000
                                                   ------------   ------------
 Total current liabilities                            2,044,000      4,254,000

Long-term debt, less unamortized discount
     of $5,620,000 (1996) and $5,850,000 (1995)     155,083,000    149,869,000



Commitments and contingent liabilities


Shareholders' equity:

 Series preferred stock-$.01 par value;
  authorized 2,500,000 shares,
  outstanding none                                            -              -
 Common stock-$.01 par value; authorized
  25,000,000 shares; issued and outstanding
  10,356,000(1996) and 10,344,000(1995)shares           104,000        103,000
 Additional paid-in capital                          27,527,000     27,501,000
 (Deficit)                                          (20,357,000)    (6,437,000)
                                                   ------------   ------------
                                                      7,274,000     21,167,000
                                                   ------------   ------------
Total liabilities and shareholders' equity         $164,401,000   $175,290,000
                                                   ============   ============




Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.


See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                            Three Months Ended
                                                 March 31
                                            -------------------
                                             1996          1995
                                        ------------  ------------


Equity in net loss of Omnitel           $  8,929,000  $ 1,823,000
General and administrative expenses          737,000      331,000
Depreciation expense                           7,000        6,000
Amortization of investments in
 joint ventures                              172,000       85,000
                                          ----------  -----------
     Operating loss                       (9,845,000)  (2,245,000)

Other income (expense):
  Interest and other income                1,411,000       98,000
  Interest expense                        (5,486,000)    (659,000)
  Cellular Communications, Inc. fees
    in connection with the bank loan               -      (45,000)
                                          ----------  -----------

Net loss                                $(13,920,000) $(2,851,000)
                                         ===========  ===========

Net loss per common share                     $(1.35)       $(.28)
                                         ===========  ===========

Weighted average number of common
 shares used in computation of net
 loss per share                           10,348,000   10,186,000
                                         ===========  ===========



See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)






                                          Common Stock        Additional
                                   ------------------------    Paid-in
                                      Shares       Amount      Capital       (Deficit)
                                   ------------  ----------  ------------  -------------
Balance at December 31, 1995         10,344,000    $103,000  $27,501,000   $ (6,437,000)
Exercise of stock options                12,000       1,000       28,000
Costs incurred in connection
  with the issuance of warrants                                   (2,000)
Net loss for the three months
  ended March 31, 1996                                                      (13,920,000)
                                     ----------    --------  -----------   ------------
Balance at March 31, 1996            10,356,000    $104,000  $27,527,000   $(20,357,000)
                                     ==========    ========  ===========   ============


See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)





                                                     Three Months Ended March 31
                                                    -----------------------------
                                                         1996           1995
                                                    --------------  -------------
OPERATING ACTIVITIES
Net loss                                             $(13,920,000)  $ (2,851,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Equity in net loss of Omnitel                       8,929,000      1,823,000
    Depreciation and amortization expense                 179,000         91,000
    Accretion of original issue discount                4,984,000              -
    Interest on cash held in escrow                      (485,000)             -
    Accretion of interest on marketable
      securities                                         (362,000)             -
    Amortization of deferred financing costs
      charged to interest expense                         272,000        611,000
    Amortization of debt discount                         230,000              -
    Changes in operating assets and liabilities:
      Other current assets                               (243,000)      (414,000)
      Accounts payable                                   (204,000)         7,000
      Accrued expenses                                    149,000         65,000
      Taxes payable                                    (2,139,000)             -
      Interest payable                                          -         11,000
      Due to Cellular Communications, Inc.                (16,000)       (64,000)
                                                     ------------   ------------
Net cash used in operating activities                  (2,626,000)      (721,000)

INVESTING ACTIVITIES
Purchase of equipment                                           -       (117,000)
Purchase of marketable securities                     (44,967,000)    (3,626,000)
Proceeds from sale of marketable securities             5,090,000      2,983,000
Additional investments in joint ventures                        -    (16,520,000)
Deferred costs incurred                                         -       (102,000)
                                                     ------------   ------------
Net cash used in investing activities                 (39,877,000)   (17,382,000)
                                                     ------------   ------------

          Cellular Communication International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (Unaudited) -- Continued



                                               Three Months Ended March 31
                                              -----------------------------
                                                   1996           1995
                                              --------------  -------------
FINANCING ACTIVITIES
Payment of financing costs                          (54,000)             -
Proceeds from borrowings                                  -     15,931,000
Exercise of stock options                            29,000         14,000
                                               ------------    -----------
Net cash (used in) provided by
  financing activities                              (25,000)    15,945,000
                                               ------------    -----------

Decrease in cash and cash
  equivalents                                   (42,528,000)    (2,158,000)
Cash and cash equivalents at beginning
  of period                                      62,965,000      4,372,000
                                               ------------    -----------
Cash and cash equivalents at end of period     $ 20,437,000    $ 2,214,000
                                               ============    ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
  exclusive of $509,000 (1995) capitalized               $     -        $37,000
Income taxes paid                                           2,100,000         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Cash held in escrow used for capital
  contribution to Omnitel                                 $19,548,000  $     -

 See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

1. Basis of Preparation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Net (loss) per share is computed based on the weighted average number of common shares outstanding during the periods presented. Common stock equivalents are excluded because they are antidilutive.

2. Accounting Change

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based employee compensation plans (including stock option plans). As permitted by SFAS No. 123, the Company expects to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

3. Investment in Omnitel

The investment in Omnitel consists of the following:


                                          March 31      December 31
                                            1996           1995
                                        -------------  -------------
                                         (Unaudited)

Capital contributions                   $ 72,175,000   $ 52,627,000
Capitalized costs including interest       9,725,000      9,725,000
Equity in accumulated net loss           (25,986,000)   (17,057,000)
                                        ------------   ------------
                                          55,914,000     45,295,000
Accumulated amortization                    (741,000)      (569,000)
                                        ------------   ------------
                                        $ 55,173,000   $ 44,726,000
                                        ============   ============

          Cellular Communications International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                  (continued)


3. Investment in Omnitel - continued

In March 1994, the Omnitel-Pronto Italia ("OPI") consortium in which Omnitel holds a 70% interest was selected as the second GSM cellular telephone licensee in Italy (including San Marino and Vatican City). CCII, through its 14.667% ownership interest in Omnitel, holds an indirect 10.267% interest in OPI.

The following financial information of Omnitel and OPI is reflected in U.S. dollars; the balance sheet information has been translated at the exchange rate on the balance sheet date and the statement of operations information has been translated at the average exchange rate for the period. The balance sheet information of Omnitel and OPI at December 31, 1995 has been reclassified.

The following summarizes the assets, liabilities and stockholders' equity of
Omnitel:

                                                 March 31      December 31
                                                   1996            1995
                                              --------------  --------------
                                                (Unaudited)

ASSETS
Current assets                                $   5,343,000    $  5,912,000
Investment in OPI                               310,445,000     236,635,000
                                              -------------    ------------
                                              $ 315,788,000    $242,547,000
                                              =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                           $   2,537,000    $  1,258,000
Stockholders' equity                            313,251,000     241,289,000
                                              -------------    ------------
                                              $ 315,788,000    $242,547,000
                                              =============    ============


The following summarizes the unaudited results of operations of Omnitel:

                                                    Three Months Ended
                                                         March 31
                                              -----------------------------
                                                   1996            1995
                                              -------------    ------------

Revenues                                      $       -       $       -
Costs and expenses                                 (652,000)       (118,000)
Equity in net loss of OPI                       (60,359,000)    (12,419,000)
                                              -------------    ------------
Operating loss                                  (61,011,000)    (12,537,000)
Interest income, net                                109,000         110,000
                                              -------------    ------------
Net loss                                       $(60,902,000)   $(12,427,000)
                                              =============    ============

          Cellular Communications International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                  (continued)



3. Investment in Omnitel - continued

The following summarizes the assets, liabilities and stockholders' equity of
OPI:
                                                   March 31       December 31
                                                     1996             1995
                                                ---------------  --------------
                                                  (Unaudited)

ASSETS
Current assets                                  $  269,150,000    $104,718,000
Property, plant and equipment, net                 467,963,000     388,341,000
Intangible assets, net                             560,141,000     566,968,000
Other                                                2,840,000       2,829,000
                                                --------------    ------------
                                                $1,300,094,000  $1,062,856,000
                                                ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                             $  397,017,000    $402,264,000
Long-term debt                                     451,598,000     315,557,000
Other liabilities                                    7,986,000       6,985,000
Stockholders' equity                               443,493,000     338,050,000
                                                --------------    ------------
                                                $1,300,094,000  $1,062,856,000
                                                ==============  ==============


The following summarizes the unaudited results of operations of OPI:

                                                    Three Months Ended
                                                         March 31
                                                ------------------------------
                                                     1996            1995
                                                ------------------------------

Revenues                                        $   56,782,000   $      -
Costs and expenses                                (102,368,000)    (15,886,000)
Depreciation and amortization                      (26,549,000)     (1,318,000)
                                                --------------    ------------
Operating loss                                     (72,135,000)    (17,204,000)

Interest income (expense), net                     (12,184,000)        981,000
                                                --------------    ------------
 Net loss                                       $  (84,319,000)   $(16,223,000)
                                                ==============    ============

          Cellular Communications International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                  (continued)


4. Commitments and Contingent Liabilities

CCII is required to make additional capital contributions to Omnitel up to a total of approximately 37.4 billion lire ($23,900,000) in order to fund the Company's share of the capital requirements of OPI. The cash held in escrow of $24,553,000 at March 31, 1996 may only be used for such capital contributions pursuant to the Senior Discount Notes' Indenture. These additional capital contributions require capital calls by Omnitel, which are expected to occur through 1996.

          Cellular Communications International, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.

                             RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995
- ------------------------------------------

          Equity in net loss of Omnitel increased to $8,929,000 from $1,823,000 because of the increase in the net loss of Omnitel. Omnitel's net loss for the three months ended March 31, 1996 and 1995 was 95,765 million lire ($60,902,000) and 20,386 million lire ($12,427,000), respectively. The increase is due to an increase in Omnitel's share of OPI's net loss to 94,911 million lire ($60,359,000) from 20,372 million lire ($12,419,000). OPI's net loss increased to 132,587 million lire ($84,319,000) from 26,612 million lire ($16,223,000) as a result of the increase in all costs due to the construction of OPI's cellular network and the commencement of operations in December 1995. Depreciation and amortization of certain previously capitalized costs began in December 1995 upon the commencement of operations.

          General and administrative expenses increased to $737,000 from $331,000 primarily due to an expense reimbursement in 1995 of $540,000 from Omnitel for amounts previously charged to general and administrative expenses. After adjusting for these expense reductions, general and administrative expenses decreased because, as of December 1995, CCII no longer participates in an entity that owns one of the two GSM cellular licenses for Delhi, India, and CCII reduced its efforts to obtain new cellular licenses.

          Amortization of investments in joint ventures increased to $172,000 from $85,000 as a result of the amortization of additional costs capitalized in connection with the investment in Omnitel.

          Interest and other income increased to $1,411,000 from $98,000 primarily because of an increase in funds available for investment.

          Interest expense increased to $5,486,000 from $659,000 primarily due to the interest on the Senior Discount Notes. Interest expense in 1995 does not include interest of $1,237,000 which was capitalized during the three months ended March 31, 1995. The Company discontinued interest capitalization in December 1995 upon the commencement of OPI's operations.

          The fees to CCI in connection with the bank loan decreased to none from $45,000 as a result of the termination of the CCI guarantee in July 1995.

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based employee compensation plans (including stock option plans). As permitted by SFAS No. 123, the Company expects to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

          Cellular Communications International, Inc. and Subsidiaries


                          LIQUIDITY AND CAPITAL RESOURCES
                      ------------------------------------

          The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs and taxes, as well as capital to continue to explore other opportunities that it is pursuing or that may arise. The Company had no material commitments for capital expenditures, except as described below. Italian lire have been translated solely for the convenience of the reader at an exchange rate of 1567.00 lire = $1.00, the Noon Buying Rate on May 7, 1996.

          In August 1995, the Company issued $281,571,000 aggregate principal amount of 13-1/4% Senior Discount Notes due 2000 (the "Notes") and 281,571 warrants to purchase 317,049 shares of common stock. The Notes were issued at a price to the public of 52.783% or $148,622,000. The original issue discount accretes at a rate of 13-1/4%, compounded semiannually, to an aggregate principal amount of $281,571,000 by August 15, 2000. The Notes are senior unsecured obligations of the Company and rank senior in right of payment to all future subordinated indebtedness of the Company. The indenture governing the Notes contains restrictions relating to, among other things: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock, (iii) dividends and other payments and (iv) mergers, consolidations and sales of assets.

          The indenture required that $51,800,000 of the proceeds be placed in an escrow account until it is needed to finance the Company's additional capital contribution obligations to Omnitel, provided that Omnitel is not in default of any obligation to fund capital contributions of OPI. To date, $28,664,000 has been used for additional contributions to Omnitel.

          Cash and cash equivalents, marketable securities and cash held in escrow for Omnitel capital contributions are expected to be sufficient to meet the Company's capital requirements for the foreseeable future. Future financing may be necessary for capital contributions to Omnitel due to unexpected circumstances or for other opportunities that may arise.

     As a result of the award of Italy's second GSM cellular license to OPI, OPI requires capital to construct its cellular system and to fund its operations. OPI currently expects to require approximately 3,250 billion lire ($2.1 billion) which will be funded by capital contributions and bank financing. OPI has completed the syndication of a 10 year bank financing for approximately 1,800 billion lire ($1.1 billion), and therefore expects to require approximately 1,450 billion lire ($925 million) in capital contributions (approximately 1,015 billion lire ($648 million) and 435 billion lire ($278 million) from Omnitel and Pronto Italia, respectively). Omnitel intends to fund its share of OPI capital contributions through equity. To date, approximately 770 billion lire ($491 million) of this amount has been contributed by Omnitel to OPI. The remaining OPI capital calls, and therefore Omnitel capital calls, are expected through 1996. The Company's total cumulative equity commitment to Omnitel is approximately 152.5 billion lire ($97.3 million), based on Omnitel's total capitalization of 1,040 billion lire ($664 million). To date, the Company has funded approximately 115.1 billion lire of this commitment (an aggregate of $72.2 million at the exchange rates in effect at the time of each contribution).

         Cellular Communications International, Inc. and Subsidiaries

                                  (continued)


The Company's remaining commitment of approximately 37.4 billion lire ($23.9 million) is expected to be provided to Omnitel through 1996. Omnitel capital calls of 105 billion lire ($67 million) and 150 billion lire ($95.7 million) are expected through the third quarter of 1996.

     The information in the preceding paragraphs include projections; in reviewing such information it should be kept in mind that actual results may differ materially from those in such projections. These projections were based on various factors and were derived utilizing numerous assumptions. Important assumptions and factors that could cause actual results to differ materially from those in these projections include OPI's ability to continue to design network routes, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services. Other factors and assumptions not identified above were also involved in the derivation of these projections, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these projections to reflect actual funding requirements, capital expenditures and results, changes in assumptions or changes in other factors affecting such projections.

     A requirement of the OPI bank financing is that the venturers severally agree with the banks thereto that they will make their capital contributions to OPI in accordance with an agreed upon schedule. The Company's maximum liability under the OPI bank financing would be its proportionate share of OPI's required additional equity funding, which is approximately 36 billion lire ($23.0 million). In addition, OPI has provided an approximate 219 billion lire ($139.8 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. Although no assurance can be given, OPI plans to achieve each of its targets. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($14.4 million), reflecting its proportionate interest in OPI.

     To the extent that the Company obtains financing in U.S. dollars and the Company's commitments to Omnitel are in Italian lire, it will encounter currency exchange rate risks. Omnitel's revenues will be received in Italian lire and currently there are no foreign exchange controls in Italy. There can be no assurance that foreign exchange restrictions will not be introduced in the future.

     The Company is primarily a holding company with limited business operations of its own. The Company's assets consist primarily of cash, marketable securities and its ownership interest in Omnitel. The Company does not hold, nor is it likely that the Company will hold, a majority interest in any operating systems. The Company's minority voting positions in Omnitel currently precludes it from controlling Omnitel or OPI, even though the Company is involved in the management of Omnitel and intends to participate in the future only in operating companies in which it can be involved in management. Thus, the Company may be unable to cause the implementation of strategies that it favors and, in the event of a disagreement between the Company and one or more of its partners, the strategies adopted and actions taken by an affiliate company may in some cases be contrary to the Company's preferred strategies and actions. In addition, the Company may be unable to access the cash flow of an affiliated companies since (i) it does not have the requisite control to cause such entities to pay dividends, (ii) substantially all of such entities are expected to be parties to credit or other borrowing agreements that severely restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future and (iii) some countries tax payment and repatriation of dividends. As a result, the Company does not expect to receive significant cash through dividends or other distributions from an affiliate in the foreseeable future.

     Because the Company does not currently have any cash flow and does not expect any cash flow for the foreseeable future, its ability to repay the Notes at maturity will be dependent on developing one or more sources of cash at or prior to maturity. The Company may (i) seek to refinance all or a portion of the Notes at maturity through sales of additional debt or equity securities of the Company, (ii) if possible and subject to the appropriate consents and approvals and certain other limitations set forth in the OPI Agreement and the Omnitel Agreement, seek to sell all or a portion of its interest in Omnitel,
(iii) negotiate with its partners to permit any cash produced by OPI to be distributed to equity holders rather than invested in the business and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the Notes. There can be no assurance that (i) there will be a market for the debt or equity securities of the Company in the future, (ii) the Company will be permitted

          Cellular Communications International, Inc. and Subsidiaries

                                  (continued)

to sell particular assets or be able to sell assets in a timely manner or on commercially acceptable terms or in an amount that (giving effect to the substantial corporate income taxes which could be due in the event of such a sale) will be sufficient to repay the Notes when due, (iii) the Company will be able to persuade its partners that cash generated by the operations of its affiliated entities should be distributed to equity holders (in fact, the Company expects that Omnitel and OPI will utilize all of their respective cash flow for debt repayment or internal development opportunities for the foreseeable future) or (iv) the Company will be able to locate and invest in companies that will be mature enough to make substantial cash distributions to investors prior to the maturity of the Notes.

     The Company has not been successful in obtaining any new cellular licenses since more companies recognize the significant value of obtaining cellular licenses and as governments increasingly realize they can extract value from license applicants. There can be no assurance that the Company will be successful in obtaining new cellular licenses or in developing other opportunities in the future.

     Cash used in operating activities was $2,626,000 and $721,000 in 1996 and 1995, respectively. The change is primarily due to the payment of income taxes of $2,100,000 in 1996.

     Cash used in investing activities was $39,877,000 in 1996 as a result of purchases of marketable securities, net of proceeds from sales.

          Cellular Communications International, Inc. and Subsidiaries


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.
          27.  Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CELLULAR COMMUNICATIONS
                                    INTERNATIONAL, INC.



Date:  May 10, 1996                 By:/s/ J. Barclay Knapp
                                       --------------------------
                                       J. Barclay Knapp
                                       Executive Vice President



Date:  May 10, 1996                 By:/s/ Gregg Gorelick
                                       --------------------------
                                       Gregg Gorelick
                                       Vice President-Controller
                                      (Principal Accounting Officer)