Form 10-Q
period 1996-06-30
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1996-08-14
CIK 870762

                                   FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



Commission File No.                 0-19363
                   -------------------------------------------------------------

                  CELLULAR COMMUNICATIONS INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                         13-3221852
- --------------------------------                   -----------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)


 110 East 59th Street, New York, New York                           10022
- -----------------------------------------                    -------------------
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

                               Yes  X     No_____
                                  -----

The number of shares outstanding of the issuer's common stock as of June 30, 1996 was 10,638,639.

         Cellular Communications International, Inc. and Subsidiaries

                                     INDEX

PART I.   FINANCIAL INFORMATION                            Page
- -------------------------------                            ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--
          June 30, 1996 and December 31, 1995...............   2

          Condensed Consolidated Statements of
          Operations--Three and six months ended
          June 30, 1996 and 1995............................   4

          Condensed Consolidated Statement of Shareholders'
          (Deficiency) Equity--Six months ended
          June 30, 1996.....................................   5

          Condensed Consolidated Statements of Cash Flows--
          Six months ended June 30, 1996 and 1995...........   6

          Notes to Condensed Consolidated Financial
          Statements........................................   8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition................  12

PART II.  OTHER INFORMATION
- ---------------------------

Item 4.   Submission of Matters to Vote
          of Securities Holders.............................  18

Item 6.   Exhibits and Reports on Form 8-K..................  18

SIGNATURES                                                    19
- ----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



          Cellular Communications International, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets


                                                   June 30     December 31
                                                    1996          1995
                                                ------------  ------------
                                                                (See Note)
ASSETS

Current assets:
    Cash and cash equivalents                   $ 13,555,000  $ 62,965,000
    Marketable securities                         64,576,000    17,068,000
    Other                                            440,000        61,000
                                                ------------  ------------
Total current assets                              78,571,000    80,094,000

Cash held in escrow                               24,874,000    43,616,000

Investment in Omnitel                             43,144,000    44,726,000

Equipment, net of accumulated depreciation
 of $57,000 (1996) and $43,000 (1995)                 37,000        51,000

Deferred financing costs, net of
 accumulated amortization of $938,000 (1996)
 and $387,000 (1995)                               6,304,000     6,803,000
                                                ------------  ------------

Total assets                                    $152,930,000  $175,290,000
                                                ============  ============

          Cellular Communication International, Inc. and Subsidiaries

                                                      June 30     December 31
                                                       1996           1995
                                                   -------------  ------------
                                                                   (See Note)
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
    Accounts payable                               $     27,000   $    225,000
    Accrued expenses                                    442,000        872,000
    Taxes payable                                       935,000      3,076,000
    Due to Cellular Communications, Inc.                 55,000         81,000
                                                   ------------   ------------
 Total current liabilities                            1,459,000      4,254,000

Long-term debt, less unamortized discount
     of $5,382,000 (1996) and $5,850,000 (1995)     160,558,000    149,869,000


Commitments and contingent liabilities

Shareholders' (deficiency) equity:
   Series preferred stock-$.01 par value;
     authorized 2,500,000 shares,
     outstanding none                                      -              -
   Common stock-$.01 par value; authorized
     25,000,000 shares; issued and outstanding
     10,639,000(1996) and 10,344,000(1995)shares        106,000        103,000
   Additional paid-in capital                        28,483,000     27,501,000
   (Deficit)                                        (37,676,000)    (6,437,000)
                                                   ------------   ------------
                                                     (9,087,000)    21,167,000
                                                   ------------   ------------
Total liabilities and shareholders'
   (deficiency) equity                             $152,930,000   $175,290,000
                                                   ============   ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                            Three Months Ended             Six Months Ended
                                                  June 30                       June 30
                                        ---------------------------  ----------------------------
                                            1996           1995           1996           1995
                                        ------------  -------------  -------------   ------------
Equity in net loss of Omnitel           $ 11,856,000  $  1,730,000   $  20,785,000   $  3,553,000
General and administrative expenses          825,000     1,106,000       1,562,000      1,437,000
Write-off of deferred costs                    -           223,000           -            223,000
Depreciation expense                           7,000         7,000          14,000         13,000
Amortization of investments in
 joint ventures                              173,000       119,000         345,000        204,000
                                        ------------  ------------   -------------   ------------
Operating loss                           (12,861,000)   (3,185,000)    (22,706,000)    (5,430,000)

Other income (expense):
  Interest and other income                1,298,000        73,000       2,709,000        171,000
  Interest expense                        (5,756,000)     (661,000)    (11,242,000)    (1,320,000)
  Cellular Communications, Inc. fees
    in connection with the bank loan          -            (47,000)          -            (92,000)
                                        ------------  ------------   -------------   ------------

Net loss                                $(17,319,000) $ (3,820,000)  $ (31,239,000)    (6,671,000)
                                        ============  ============   =============   ============

Net loss per common share               $      (1.66) $       (.37)  $       (3.01)  $       (.65)
                                        ============  ============   =============   ============

Weighted average number of common
 shares used in computation of net
 loss per share                           10,407,000    10,188,000      10,378,000     10,187,000
                                       =============  ============   =============   ============

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries Condensed Consolidated Statement of Shareholders' (Deficiency) Equity
                                  (Unaudited)



                                          Common Stock          Additional
                                     ----------------------      Paid-in
                                       Shares       Amount       Capital       (Deficit)
                                     ----------  ----------   -----------   ------------
Balance at December 31, 1995         10,344,000  $  103,000   $27,501,000   $ (6,437,000)
Exercise of stock options               295,000       3,000       984,000
Costs incurred in connection
  with the issuance of warrants                                    (2,000)
Net loss for the six months
  ended June 30, 1996                                                        (31,239,000)
                                     ----------  ----------   -----------   ------------
Balance at June 30, 1996             10,639,000  $  106,000   $28,483,000   $(37,676,000)
                                     ==========  ==========   ===========   ============

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                      Six Months Ended June 30
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
OPERATING ACTIVITIES
Net loss                                            $(31,239,000)  $ (6,671,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Equity in net loss of Omnitel                     20,785,000      3,553,000
    Depreciation and amortization expense                359,000        217,000
    Write-off of deferred costs                             -           223,000
    Accretion of original issue discount              10,221,000           -
    Interest on cash held in escrow                     (806,000)          -
    Accretion of interest on marketable
      securities                                        (981,000)          -
    Amortization of deferred financing costs
      charged to interest expense                        551,000      1,223,000
    Amortization of debt discount                        468,000           -
    Changes in operating assets and liabilities:
      Other current assets                              (379,000)      (286,000)
      Deferred costs                                        -          (429,000)
      Accounts payable                                  (198,000)        68,000
      Accrued expenses                                  (430,000)      (165,000)
      Taxes payable                                   (2,141,000)        (6,000)
      Interest payable                                      -             2,000
      Due to Cellular Communications, Inc.               (26,000)       861,000
                                                    ------------   ------------
Net cash used in operating activities                 (3,816,000)    (1,410,000)

INVESTING ACTIVITIES
Purchase of equipment                                       -          (124,000)
Purchase of marketable securities                    (74,646,000)    (6,504,000)
Proceeds from sale of marketable securities           28,119,000      7,594,000
Additional investments in joint ventures                    -       (17,522,000)
Deferred costs incurred                                     -          (239,000)
                                                    ------------   ------------
Net cash used in investing activities                (46,527,000)   (16,795,000)
                                                    ------------   ------------

          Cellular Communication International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                            (Unaudited) -- Continued


                                                          Six Months Ended June 30
                                                         --------------------------
                                                             1996           1995
                                                         ------------   -----------
FINANCING ACTIVITIES
Payment of financing costs                                    (54,000)   (1,337,000)
Proceeds from borrowings                                       -         15,931,000
Exercise of stock options                                     987,000        34,000
                                                         ------------   -----------
Net cash provided by
  financing activities                                        933,000    14,628,000
                                                         ------------   -----------

Decrease in cash and cash
  equivalents                                             (49,410,000)   (3,577,000)
Cash and cash equivalents at beginning
  of period                                                62,965,000     4,372,000
                                                         ------------   -----------
Cash and cash equivalents at end of period               $ 13,555,000   $   795,000
                                                         ============   ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest
   exclusive of $1,465,000 (1995) capitalized            $     -        $    90,000
  Income taxes paid                                         2,100,000         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
  Cash held in escrow used for capital
   contribution to Omnitel                               $ 19,548,000   $     -

 See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

1. Basis of Preparation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Net loss per share is computed based on the weighted average number of common shares outstanding during the periods presented. Common stock equivalents are excluded because they are antidilutive.

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

3. Investment in Omnitel

The investment in Omnitel consists of the following:

                                           June 30      December 31
                                            1996           1995
                                        -------------  ------------
                                         (Unaudited)
Capital contributions                   $ 72,175,000   $ 52,627,000
Capitalized costs including interest       9,725,000      9,725,000
Equity in accumulated net loss           (37,842,000)   (17,057,000)
                                        ------------   ------------
                                          44,058,000     45,295,000
Accumulated amortization                    (914,000)      (569,000)
                                        ------------   ------------
                                        $ 43,144,000   $ 44,726,000
                                        ============   ============

In July 1996, the Company contributed $10,059,000 to Omnitel using cash held in escrow pursuant to a capital call.

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

The following summarizes the assets, liabilities and stockholders' equity of
Omnitel:

                                                  June 30       December 31
                                                   1996            1995
                                               --------------  -------------
                                                (Unaudited)
ASSETS
Current assets                                 $   4,930,000   $   5,912,000
Investment in OPI                                237,847,000     236,635,000
                                               -------------   -------------
                                               $ 242,777,000   $ 242,547,000
                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                            $   2,702,000   $   1,258,000
Stockholders' equity                             240,075,000     241,289,000
                                               -------------   -------------
                                               $ 242,777,000   $ 242,547,000
                                               =============   =============


The following summarizes the unaudited results of operations of Omnitel:

                                                       Six Months Ended
                                                           June 30
                                               -----------------------------
                                                    1996              1995
                                               --------------   ------------
Revenues                                       $       -        $     -
Costs and expenses                                (1,411,000)       (242,000)
Equity in net loss of OPI                       (140,541,000)    (24,341,000)
                                               -------------    ------------
Operating loss                                  (141,952,000)    (24,583,000)
Interest income, net                                 219,000         355,000
                                               -------------    ------------
Net loss                                       $(141,733,000)   $(24,228,000)
                                               =============    ============

          Cellular Communications International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                  (continued)



3. Investment in Omnitel - continued

The following summarizes the assets, liabilities and stockholders' equity of
OPI:

                                                  June 30        December 31
                                                   1996             1995
                                              ---------------- ---------------
                                                 (Unaudited)
ASSETS
Current assets                                $   202,508,000  $   104,718,000
Property, plant and equipment, net                568,234,000      388,341,000
Intangible assets, net                            572,702,000      566,968,000
Other                                               4,197,000        2,829,000
                                              ---------------  ---------------
                                              $ 1,347,641,000  $ 1,062,856,000
                                              ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                           $   409,855,000  $   402,264,000
Long-term debt                                    588,082,000      315,557,000
Other liabilities                                   9,922,000        6,985,000
Stockholders' equity                              339,782,000      338,050,000
                                              ---------------  ---------------
                                              $ 1,347,641,000  $ 1,062,856,000
                                              ===============  ===============

The following summarizes the unaudited results of operations of OPI:

                                                       Six Months Ended
                                                           June 30
                                               ------------------------------
                                                    1996              1995
                                               -------------    -------------
Revenues                                       $  160,113,000   $      -
Costs and expenses                               (272,892,000)    (33,743,000)
Depreciation and amortization                     (58,590,000)     (2,051,000)
                                               --------------   -------------
Operating loss                                   (171,369,000)    (35,794,000)
Interest income (expense), net                    (27,486,000)      2,527,000
                                               --------------   -------------
Net loss                                       $ (198,855,000)  $ (33,267,000)
                                               ==============   =============

          Cellular Communications International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                  (continued)

4. Commitments and Contingent Liabilities

CCII is required to make additional capital contributions to Omnitel up to a total of approximately 22.0 billion lire ($14,500,000) in order to fund the Company's share of the capital requirements of OPI. The cash held in escrow of approximately $14,800,000 at August 8, 1996 may only be used for such capital contributions pursuant to the Senior Discount Notes' Indenture. These additional capital contributions require capital calls by Omnitel, which are expected to occur through 1996.

Pursuant to the Senior Discount Notes Indenture, any net proceeds from an asset sale that are not applied within 12 months after such asset sale to an investment in a related business (a business that directly or indirectly operates, acquires, develops and constructs any "wireless" telecommunications services or related services) will be deemed excess proceeds. When the aggregate amount of excess proceeds exceeds $5,000,000, the Company is required to make an offer to purchase the maximum principal amount of Notes that may be purchased using the excess proceeds, at an offer price in cash equal to 100% of the accreted value of the Notes. As a result of the Company's waiver and release of its claim to participate in Sterling Cellular Ltd. in December 1995 in exchange for cash of approximately $40,000,000, the Company has approximately $25,300,000 that may be deemed excess proceeds in December 1996.

          Cellular Communications International, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.

                             RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995
- -----------------------------------------

     Equity in net loss of Omnitel increased to $11,856,000 from $1,730,000 because of the increase in the net loss of Omnitel. The increase is due to an increase in Omnitel's share of OPI's net loss to $80,182,000 from $11,922,000. OPI's net loss increased to $114,536,000 from $17,044,000 as a result of the increase in all costs due to the construction of OPI's cellular network and the commencement of operations in December 1995. Depreciation and amortization of certain previously capitalized costs began in December 1995 upon the commencement of operations.

     General and administrative expenses decreased to $825,000 from $1,106,000 primarily because, as of December 1995, CCII no longer participates in an entity that owns one of the two GSM cellular licenses for Delhi, India, and CCII reduced its efforts to obtain new cellular licenses. The 1995 amount is reduced by an expense reimbursement of $353,000 from Omnitel for amounts previously charged to general and administrative expenses.

     In 1995, deferred costs of $223,00 were written-off in connection with unsuccessful efforts to obtain a license in Guatemala.

     Amortization of investments in joint ventures increased to $173,000 from $119,000 as a result of the amortization of additional costs capitalized in connection with the investment in Omnitel.

     Interest and other income increased to $1,298,000 from $73,000 primarily because of an increase in funds available for investment.

     Interest expense increased to $5,756,000 from $661,000 primarily due to the interest on the Senior Discount Notes. Interest expense in 1995 does not include interest of $1,300,000 which was capitalized during the three months ended June 30, 1995. The Company discontinued interest capitalization in December 1995 upon the commencement of OPI's operations.

     The fees to CCI in connection with the bank loan decreased to none from $47,000 as a result of the termination of the CCI guarantee in July 1995.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based employee compensation plans (including stock option plans). As permitted by SFAS No. 123, the Company expects to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

          Cellular Communications International, Inc. and Subsidiaries

                                  (continued)

Six Months Ended June 30, 1996 and 1995
- ---------------------------------------

     Equity in net loss of Omnitel increased to $20,785,000 from $3,553,000 because of the increase in the net loss of Omnitel. The increase is due to an increase in Omnitel's share of OPI's net loss to $140,541,000 from $24,341,000. OPI's net loss increased to $198,855,000 from $33,267,000 as a result of the increase in all costs due to the construction of OPI's cellular network and the commencement of operations in December 1995. Depreciation and amortization of certain previously capitalized costs began in December 1995 upon the commencement of operations.

     General and administrative expenses increased to $1,562,000 from $1,437,000 primarily due to an expense reimbursement in 1995 of $893,000 from Omnitel for amounts previously charged to general and administrative expenses. After adjusting for these expense reductions, general and administrative expenses decreased because, as of December 1995, CCII no longer participates in an entity that owns one of the two GSM cellular licenses for Delhi, India, and CCII reduced its efforts to obtain new cellular licenses.

     In 1995, deferred costs of $223,00 were written-off in connection with unsuccessful efforts to obtain a license in Guatemala.

     Amortization of investments in joint ventures increased to $345,000 from $204,000 as a result of the amortization of additional costs capitalized in connection with the investment in Omnitel.

     Interest and other income increased to $2,709,000 from $171,000 primarily because of an increase in funds available for investment.

     Interest expense increased to $11,242,000 from $1,320,000 primarily due to the interest on the Senior Discount Notes. Interest expense in 1995 does not include interest of $2,537,000 which was capitalized during the six months ended June 30, 1995. The Company discontinued interest capitalization in December 1995 upon the commencement of OPI's operations.

     The fees to CCI in connection with the bank loan decreased to none from $92,000 as a result of the termination of the CCI guarantee in July 1995.

          Cellular Communications International, Inc. and Subsidiaries

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs and taxes, as well as capital to continue to explore other opportunities that it is pursuing or that may arise. The Company had no material commitments for capital expenditures, except as described below. Italian lire have been translated solely for the convenience of the reader at an exchange rate of 1518.60 lire = $1.00, the Noon Buying Rate on August 8, 1996.

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

     The indenture required that $51,800,000 of the proceeds be placed in an escrow account until it is needed to finance the Company's additional capital contribution obligations to Omnitel, provided that Omnitel is not in default of any obligation to fund capital contributions of OPI. To date, $38,723,000 has been used for additional contributions to Omnitel.

     Pursuant to the Notes Indenture, any net proceeds from an asset sale that are not applied within 12 months after such asset sale to an investment in a related business (a business that directly or indirectly operates, acquires, develops and constructs any "wireless" telecommunications services or related services) will be deemed excess proceeds. When the aggregate amount of excess proceeds exceeds $5,000,000, the Company is required to make an offer to purchase the maximum principal amount of Notes that may be purchased using the excess proceeds, at an offer price in cash equal to 100% of the accreted value of the Notes. As a result of the Company's waiver and release of its claim to participate in Sterling Cellular Ltd. in December 1995 in exchange for cash of approximately $40,000,000, the Company has approximately $25,300,000 that may be deemed excess proceeds in December 1996.

     Cash and cash equivalents, marketable securities and cash held in escrow for Omnitel capital contributions are expected to be sufficient to meet the Company's capital requirements for the foreseeable future. Future financing may be necessary for capital contributions to Omnitel due to unexpected circumstances or for other opportunities that may arise.

     As a result of the award of Italy's second GSM cellular license to OPI, OPI requires capital to construct its cellular system and to fund its operations. OPI currently expects to require approximately 3,250 billion lire ($2.1 billion) which will be funded by capital contributions and bank financing. OPI has completed the syndication of a 10 year bank financing for approximately 1,800 billion lire ($1.2 billion), and therefore expects to

          Cellular Communications International, Inc.and Subsidiaries

                                    (continued)

require approximately 1,450 billion lire ($955 million) in capital contributions (approximately 1,015 billion lire ($668 million) and 435 billion lire ($286 million) from Omnitel and Pronto Italia, respectively). Omnitel intends to fund its share of OPI capital contributions through equity. To date, approximately 875 billion lire ($576 million) of this amount has been contributed by Omnitel to OPI. The remaining OPI capital calls, and therefore Omnitel capital calls, are expected through 1996. The Company's total cumulative equity commitment to Omnitel is approximately 152.5 billion lire ($100.4 million), based on Omnitel's total capitalization of 1,040 billion lire ($685 million). To date, the Company has funded approximately 130.5 billion lire of this commitment (an aggregate of $82.2 million at the exchange rates in effect at the time of each contribution).

     The Company's remaining commitment of approximately 22.0 bilion lire ($14.5 million) is expected to be provided to Omnitel through 1996. An Omnitel capital call of 140 billion lire ($92.2 million) is expected in the third quarter of 1996.

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

     A requirement of the OPI bank financing is that the venturers severally agree with the banks thereto that they will make their capital contributions to OPI in accordance with an agreed upon schedule. The Company's maximum liability under the OPI bank financing would be its proportionate share of OPI's required additional equity funding, which is approximately 20.5 billion lire ($13.5 million). In addition, OPI has provided an approximate 219 billion lire ($144.2 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. Although no assurance can be given, OPI plans to achieve each of its targets. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($14.8 million), reflecting its proportionate interest in OPI.

         Cellular Communications International, Inc. and Subsidiaries

                                   (continued)

     To the extent that the Company obtains financing in U.S. dollars and the Company's commitments to Omnitel are in Italian lire, it will encounter currency exchange rate risks. Omnitel's revenues will be received in Italian lire and currently there are no foreign exchange controls in Italy. There can be no assurance that foreign exchange restrictions will not be introduced in the future.

     The Company is primarily a holding company with limited business operations of its own. The Company's assets consist primarily of cash, marketable securities and its ownership interest in Omnitel. The Company does not hold, nor is it likely that the Company will hold, a majority interest in any operating systems. The Company's minority voting position in Omnitel currently precludes it from controlling Omnitel or OPI, even though the Company is involved in the management of Omnitel and intends to participate in the future only in operating companies in which it can be involved in management. Thus, the Company may be unable to cause the implementation of strategies that it favors and, in the event of a disagreement between the Company and one or more of its partners, the strategies adopted and actions taken by an affiliate company may in some cases be contrary to the Company's preferred strategies and actions. In addition, the Company may be unable to access the cash flow of an affiliated companies since
(i) it does not have the requisite control to cause such entities to pay dividends, (ii) substantially all of such entities are expected to be parties to credit or other borrowing agreements that severely restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future and (iii) some countries tax payment and repatriation of dividends. As a result, the Company does not expect to receive significant cash through dividends or other distributions from an affiliate in the foreseeable future.

     Because the Company does not currently have any cash flow and does not expect any cash flow for the foreseeable future, its ability to repay the Notes at maturity will be dependent on developing one or more sources of cash at or prior to maturity. The Company may (i) seek to refinance all or a portion of the Notes at maturity through sales of additional debt or equity securities of the Company, (ii) if possible and subject to the appropriate consents and approvals and certain other limitations set forth in the OPI Agreement and the Omnitel Agreement, seek to sell all or a portion of its interest in Omnitel, (iii) negotiate with its partners to permit any cash produced by OPI to be distributed to equity holders rather than invested in the business and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the Notes. There can be no assurance that (i) there will be a market for the debt or equity securities of the Company in the future, (ii) the Company will be permitted to sell particular assets or be able to sell assets in a timely manner or on commercially acceptable terms or in an amount that (giving effect to the substantial corporate income taxes which could be due in the event of such a sale) will be sufficient to repay the Notes when due, (iii) the Company will be able to persuade its partners that cash generated by the operations of its affiliated entities should be distributed to equity holders (in fact, the Company expects that Omnitel and OPI will utilize all of their respective cash flow for debt repayment or internal development opportunities for the foreseeable future) or (iv) the Company will be able to locate and invest in companies that will be mature enough to make substantial cash distributions to investors prior to the maturity of the Notes.

         Cellular Communications International, Inc. and Subsidiaries

                                  (continued)

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

     Cash used in operating activities was $3,816,000 and $1,410,000 in 1996 and 1995, respectively. The change is primarily due to the payment of income taxes of $2,100,000 in 1996. Cash used in investing activities was $46,527,000 in 1996 as a result of purchases of marketable securities, net of proceeds from sales.

          Cellular Communications International, Inc. and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 4, 1996, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1996 and (ii) the reelection of William B. Ginsberg and
          J. Barclay Knapp to the Board of Directors.

          The stockholders approved the first proposal by a vote of 9,456,960 shares in favor, 654 shares against and 4,830 shares abstaining from voting. The stockholders approved the election of William B. Ginsberg by a vote of 9,245,196 shares in favor and 217,248 shares withheld from voting. The stockholders approved the election of J. Barclay Knapp by a vote of 9,242,097 shares in favor and 220,347 shares withheld from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          27.  Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CELLULAR COMMUNICATIONS
                                    INTERNATIONAL, INC.



Date:  August 12, 1996                 By:/s/ J. Barclay Knapp
                                          --------------------------
                                          J. Barclay Knapp
                                          Executive Vice President



Date:  August 12, 1996                 By:/s/ Gregg Gorelick
                                          --------------------------
                                          Gregg Gorelick
                                          Vice President-Controller
                                         (Principal Accounting Officer)