Form 10-Q
period 1996-09-30
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1996-11-12
CIK 870762

                                  FORM  10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                 OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



Commission File No.                 0-19363
                   -------------------------------------------------------------

                  CELLULAR COMMUNICATIONS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                         13-3221852
--------------------------------                   -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


110 East 59th Street, New York, New York                           10022
-----------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)

                                (212) 906-8480
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                  -----     -----

The number of shares outstanding of the issuer's common stock as of September 30, 1996 was 10,638,639.

         Cellular Communications International, Inc. and Subsidiaries

                                     INDEX

PART I.   FINANCIAL INFORMATION                                   Page
-------------------------------                                   ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--
          September 30, 1996 and December 31, 1995...............   2

          Condensed Consolidated Statements of
          Operations--Three and nine months ended
          September 30, 1996 and 1995............................   4

          Condensed Consolidated Statement of Shareholders'
          (Deficiency) Equity--Nine months ended
          September 30, 1996.....................................   5

          Condensed Consolidated Statements of Cash Flows--
          Nine months ended September 30, 1996 and 1995..........   6

          Notes to Condensed Consolidated Financial
          Statements.............................................   8

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition.....................  12

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K.......................  17

SIGNATURES                                                         18
----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



        Cellular Communications International, Inc. and Subsidiaries

                  Condensed Consolidated Balance Sheets

                                                  September 30  December 31
                                                      1996          1995
                                                  ------------  ------------
                                                                 (See Note)
ASSETS

Current assets:
    Cash and cash equivalents                     $ 20,697,000  $ 62,965,000
    Marketable securities                           58,178,000    17,068,000
    Other                                            2,311,000        61,000
                                                  ------------  ------------
Total current assets                                81,186,000    80,094,000

Cash held in escrow                                       -       43,616,000

Investment in Omnitel                               54,713,000    44,726,000

Equipment, net of accumulated depreciation
 of $45,000 (1996) and $43,000 (1995)                   24,000        51,000

Deferred financing costs, net of
 accumulated amortization of $1,226,000 (1996)
 and $387,000 (1995)                                 6,016,000     6,803,000
                                                  ------------  ------------

Total assets                                      $141,939,000  $175,290,000
                                                  ============  ============

          Cellular Communication International, Inc. and Subsidiaries

                                                     September 30  December 31
                                                         1996          1995
                                                     ------------  ------------
                                                                    (See Note)
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
    Accounts payable                                 $     38,000  $    202,000
    Accrued expenses                                      520,000       872,000
    Taxes payable                                       1,454,000     3,076,000
    Due to Cellular Communications, Inc.                     -           81,000
    Due to International CableTel Incorporated            138,000        23,000
                                                     ------------  ------------
Total current liabilities                               2,150,000     4,254,000

Long-term debt, less unamortized discount
     of $5,136,000 (1996) and $5,850,000 (1995)       166,214,000   149,869,000

Commitments and contingent liabilities

Shareholders' (deficiency) equity:
   Series preferred stock-$.01 par value;
     authorized 2,500,000 shares,
     outstanding none                                        -              -
   Common stock-$.01 par value; authorized
     25,000,000 shares; issued and outstanding
     10,639,000(1996) and 10,344,000(1995) shares         106,000        103,000
   Additional paid-in capital                          28,483,000     27,501,000
   (Deficit)                                          (55,014,000)    (6,437,000)
                                                     ------------   ------------
                                                      (26,425,000)    21,167,000
                                                     ------------   ------------
Total liabilities and shareholders'
   (deficiency) equity                               $141,939,000   $175,290,000
                                                     ============   ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying notes.

         Cellular Communications International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                          September 30                  September 30
                                                  ---------------------------   ---------------------------
                                                       1996           1995          1996           1995
                                                  -------------   -----------   ------------   ------------
Equity in net loss of Omnitel                     $ 12,888,000    $ 2,280,000   $ 33,673,000   $  5,833,000
General and administrative expenses                    820,000      1,562,000      2,382,000      2,999,000
Write-off of investment in
 joint venture                                            -           366,000           -           366,000
Write-off of deferred costs                               -           105,000           -           328,000
Depreciation expense                                     6,000          7,000         20,000         20,000
Amortization of investments in
 joint ventures                                        173,000        153,000        518,000        357,000
                                                  ------------    -----------   ------------   ------------
Operating loss                                     (13,887,000)    (4,473,000)   (36,593,000)    (9,903,000)

Other income (expense):
  Interest and other income                          1,298,000        554,000      4,007,000        725,000
  Interest expense                                  (5,949,000)    (1,979,000)   (17,191,000)    (3,299,000)
  Cellular Communications, Inc. fees
    in connection with the bank loan                      -            (9,000)          -          (101,000)
                                                  ------------    -----------   ------------   ------------
Loss before income taxes and
    extraordinary item                             (18,538,000)    (5,907,000)   (49,777,000)   (12,578,000)
Income tax benefit                                   1,200,000           -         1,200,000           -
                                                  ------------    -----------   ------------   ------------
Loss before extraordinary item                     (17,338,000)    (5,907,000)   (48,577,000)   (12,578,000)
Loss from early extinguishment
    of debt                                               -        (2,268,000)          -        (2,268,000)
                                                  ------------    -----------   ------------   ------------
Net loss                                          $(17,338,000)   $(8,175,000)  $(48,577,000)  $(14,846,000)
                                                  ============    ===========   ============   ============
Net loss per common share:
   Loss before extraordinary item                 $      (1.63)   $      (.58)  $      (4.64)  $      (1.24)
   Extraordinary item                                     -              (.22)          -              (.22)
                                                  ------------    -----------   ------------   ------------
Net loss                                          $      (1.63)   $      (.80)  $      (4.64)  $      (1.46)
                                                  ============    ===========   ============   ============
Weighted average number of common
 shares used in computation of net
 loss per share                                     10,639,000     10,213,000     10,465,000     10,196,000
                                                  ============    ===========   ============   ============

See accompanying notes.

         Cellular Communications International, Inc. and Subsidiaries Condensed Consolidated Statement of Shareholders' (Deficiency) Equity
                                  (Unaudited)

                                       Common Stock        Additional
                                   --------------------     Paid-in
                                     Shares      Amount     Capital      (Deficit)
                                   ----------  ---------  -----------  ------------
Balance at December 31, 1995       10,344,000   $103,000  $27,501,000  $ (6,437,000)
Exercise of stock options             295,000      3,000      984,000
Costs incurred in connection
  with the issuance of warrants                                (2,000)
Net loss for the nine months
  ended September 30, 1996                                              (48,577,000)
                                   ----------  ---------  -----------  ------------
Balance at September 30, 1996      10,639,000   $106,000  $28,483,000  $(55,014,000)
                                   ==========  =========  ===========  ============

See accompanying notes.

         Cellular Communications International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    Nine Months Ended September 30
                                                    ------------------------------
                                                         1996             1995
                                                    -------------     ------------
OPERATING ACTIVITIES
Net loss                                            $ (48,577,000)    $(14,846,000)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Equity in net loss of Omnitel                       33,673,000        5,833,000
   Depreciation and amortization expense                  538,000          377,000
   Write-off of deferred costs and
    investment in joint venture                              -             694,000
   Loss on sale of property, plant and equipment            2,000              -
   Loss from early extinguishment of debt                    -           2,268,000
   Accretion of original issue discount                15,631,000        1,587,000
   Interest on cash held in escrow                       (980,000)        (282,000)
   Accretion of interest on marketable
    securities                                         (1,606,000)            -
   Amortization of deferred financing costs
    charged to interest expense                           839,000        1,437,000
   Amortization of debt discount                          714,000           91,000
   Changes in operating assets and liabilities:
    Other current assets                               (1,832,000)        (438,000)
    Accounts payable                                     (159,000)         507,000
    Accrued expenses                                     (352,000)          71,000
    Taxes payable                                      (1,622,000)          (4,000)
    Interest payable                                         -             (58,000)
    Due to Cellular Communications, Inc.                  (81,000)        (913,000)
    Due to International CableTel Incorporated            115,000           (2,000)
                                                    -------------     ------------
Net cash used in operating activities                  (3,697,000)      (3,678,000)

INVESTING ACTIVITIES
Purchase of equipment                                        -             (52,000)
Purchase of marketable securities                    (114,865,000)      (8,505,000)
Proceeds from sale of marketable securities            75,361,000        8,995,000
Cash held in escrow                                          -         (51,800,000)
Additional investments in joint ventures                     -         (19,639,000)
Deferred costs incurred                                      -            (370,000)
                                                    -------------     ------------
Net cash used in investing activities                 (39,504,000)     (71,371,000)
                                                    -------------     ------------

          Cellular Communication International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited) -- Continued

                                                         Nine Months Ended September 30
                                                         ------------------------------
                                                             1996              1995
                                                         ------------      ------------
FINANCING ACTIVITIES
Payment of financing costs                                    (54,000)       (8,260,000)
Principal payments                                                  -       (95,911,000)
Proceeds from borrowings                                            -       213,302,000
Exercise of stock options                                     987,000           483,000
                                                         ------------      ------------
Net cash provided by financing activities                     933,000       109,614,000
                                                         ------------      ------------

Increase (decrease) in cash and cash
 equivalents                                              (42,268,000)       34,565,000
Cash and cash equivalents at beginning
 of period                                                 62,965,000         4,372,000
                                                         ------------      ------------
Cash and cash equivalents at end of period               $ 20,697,000      $ 38,937,000
                                                         ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest
  exclusive of $3,411,000 (1995) capitalized             $     -           $  1,113,000
 Income taxes paid                                          2,100,000              -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
 Cash held in escrow used for capital
  contribution to Omnitel                                $ 44,178,000      $  9,116,000

See accompanying notes.

         Cellular Communications International, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements

1. Basis of Preparation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

3. Investment in Omnitel

The investment in Omnitel consists of the following:

                                        September 30   December 31
                                            1996           1995
                                        ------------   ------------
                                        (Unaudited)
Capital contributions                   $ 96,805,000   $ 52,627,000
Capitalized costs including interest       9,725,000      9,725,000
Equity in accumulated net loss           (50,730,000)   (17,057,000)
                                        ------------   ------------
                                          55,800,000     45,295,000
Accumulated amortization                  (1,087,000)      (569,000)
                                        ------------   ------------
                                        $ 54,713,000   $ 44,726,000
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

The following financial information of Omnitel and OPI is presented in accordance with U.S. generally accepted accounting principles and is reflected in U.S. dollars; the balance sheet information has been translated at the exchange rate on the balance sheet date and the statement of operations information has been translated at the average exchange rate for the period. The balance sheet information of Omnitel and OPI at December 31, 1995 has been reclassified.

The following summarizes the assets, liabilities and stockholders' equity of
Omnitel:

                                                September 30    December 31
                                                    1996            1995
                                               -------------    ------------
                                                (Unaudited)
ASSETS
Current assets                                 $  10,116,000    $  5,912,000
Investment in OPI                                315,248,000     236,635,000
                                               -------------    ------------
                                               $ 325,364,000    $242,547,000
                                               =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                            $   3,765,000    $  1,258,000
Stockholders' equity                             321,599,000     241,289,000
                                               -------------    ------------
                                               $ 325,364,000    $242,547,000
                                               =============    ============

 The following summarizes the unaudited results of operations of Omnitel:

                                                     Nine Months Ended
                                                        September 30
                                               -----------------------------
                                                    1996            1995
                                               -------------    ------------
Revenues                                       $       -        $      -
Costs and expenses                                (2,335,000)       (858,000)
Equity in net loss of OPI                       (225,964,000)    (39,498,000)
                                               -------------    ------------
Operating loss                                  (228,299,000)    (40,356,000)
Interest income, net                                 342,000         586,000
                                               -------------    ------------
Net loss                                       $(227,957,000)   $(39,770,000)
                                               =============    ============

         Cellular Communications International, Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements

                             (continued)


3. Investment in Omnitel - continued

The following summarizes the assets, liabilities and stockholders' equity of
OPI:

                                         September 30      December 31
                                             1996              1995
                                        --------------    --------------
                                         (Unaudited)
ASSETS
Current assets                          $  389,465,000    $  104,718,000
Property, plant and equipment, net         602,509,000       388,341,000
Intangible assets, net                     567,486,000       566,968,000
Other                                        4,234,000         2,829,000
                                        --------------    --------------
                                        $1,563,694,000    $1,062,856,000
                                        ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                     $  489,018,000    $  402,264,000
Long-term debt                             613,114,000       315,557,000
Other liabilities                           11,208,000         6,985,000
Stockholders' equity                       450,354,000       338,050,000
                                        --------------    --------------
                                        $1,563,694,000    $1,062,856,000
                                        ==============    ==============

The following summarizes the unaudited results of operations of OPI:

                                              Nine Months Ended
                                                 September 30
                                        --------------------------------
                                             1996              1995
                                        --------------    --------------
Revenues                                $  317,935,000    $      -
Costs and expenses                        (498,710,000)      (53,840,000)
Depreciation and amortization              (94,072,000)       (3,003,000)
                                        --------------    --------------
Operating loss                            (274,847,000)      (56,843,000)
Interest income (expense), net             (43,764,000)        2,834,000
                                        --------------    --------------
Net loss                                $ (318,611,000)   $  (54,009,000)
                                        ==============    ==============

         Cellular Communications International, Inc. and Subsidiaries

            Notes to Condensed Consolidated Financial Statements

                             (continued)

4. Commitments and Contingent Liabilities

Pursuant to the Senior Discount Notes Indenture, any net proceeds from an asset sale that are not applied within 12 months after such asset sale to an investment in a related business (a business that directly or indirectly operates, acquires, develops and constructs any "wireless" telecommunications services or related services) will be deemed excess proceeds. When the aggregate amount of excess proceeds exceeds $5,000,000, the Company is required to make an offer to purchase the maximum principal amount of Notes that may be purchased using the excess proceeds, at an offer price in cash equal to 100% of the accreted value of the Notes. As a result of the Company's waiver and release of its claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in December 1995 in exchange for cash of approximately $40,000,000, the Company has approximately $38,900,000 that may be deemed excess proceeds in December 1996.

         Cellular Communications International, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.

                             RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995
----------------------------------------------

Equity in net loss of Omnitel increased to $12,888,000 from $2,280,000 because of the increase in the net loss of Omnitel. The increase is due to an increase in Omnitel's share of OPI's net loss to $85,423,000 from $15,157,000. OPI's net loss increased to $119,756,000 from $20,742,000 as a result of the increase in all costs due to the commencement of operations in December 1995. Depreciation and amortization of certain previously capitalized costs began in December 1995 upon the commencement of operations.

General and administrative expenses decreased to $820,000 from $1,562,000 primarily because, as of December 1995, CCII no longer participates in an entity that owns one of the two GSM cellular licenses for Delhi, India, and CCII reduced its efforts to obtain new cellular licenses.

In 1995, an investment in joint venture of $366,000 and deferred costs of $105,000 were written-off in connection with unsuccessful efforts to obtain licenses.

Amortization of investments in joint ventures increased to $173,000 from $153,000 as a result of the amortization of additional costs capitalized in connection with the investment in Omnitel.

Interest and other income increased to $1,298,000 from $554,000 primarily because of an increase in funds available for investment.

Interest expense increased to $5,949,000 from $1,979,000 primarily due to the interest on the Senior Discount Notes. Interest expense in 1995 does not include interest of $1,754,000 which was capitalized during the three months ended September 30, 1995. The Company discontinued interest capitalization in December 1995 upon the commencement of OPI's operations.

The fees to CCI in connection with the bank loan decreased to none from $9,000 as a result of the termination of the CCI guarantee in July 1995.

The income tax benefit in 1996 of $1,200,000 is the result of net operating loss carrybacks to 1995.

During 1995, the Company recognized an extraordinary loss of $2,268,000 due to the early extinguishment of debt.

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

         Cellular Communications International, Inc. and Subsidiaries

                                  (continued)

Nine Months Ended September 30, 1996 and 1995
---------------------------------------------

Equity in net loss of Omnitel increased to $33,673,000 from $5,833,000 because of the increase in the net loss of Omnitel. The increase is due to an increase in Omnitel's share of OPI's net loss to $225,964,000 from $39,498,000. OPI's net loss increased to $318,611,000 from $54,009,000 as a result of the increase in all costs due to the commencement of operations in December 1995. Depreciation and amortization of certain previously capitalized costs began in December 1995 upon the commencement of operations.

General and administrative expenses decreased to $2,382,000 from $2,999,000 primarily because, as of December 1995, CCII no longer participates in an entity that owns one of the two GSM cellular licenses for Delhi, India, and CCII reduced its efforts to obtain new cellular licenses. The 1995 amount is reduced by an expense reimbursement of $893,000 from Omnitel for amounts previously charged to general and administrative expenses.

In 1995, an investment in a joint venture of $366,000 and deferred costs of $328,000 were written-off in connection with unsuccessful efforts to obtain licenses.

Amortization of investments in joint ventures increased to $518,000 from $357,000 as a result of the amortization of additional costs capitalized in connection with the investment in Omnitel.

Interest and other income increased to $4,007,000 from $725,000 primarily because of an increase in funds available for investment.

Interest expense increased to $17,191,000 from $3,299,000 primarily due to the interest on the Senior Discount Notes. Interest expense in 1995 does not include interest of $4,291,000 which was capitalized during the nine months ended September 30, 1995. The Company discontinued interest capitalization in December 1995 upon the commencement of OPI's operations.

The fees to CCI in connection with the bank loan decreased to none from $101,000 as a result of the termination of the CCI guarantee in July 1995.

The income tax benefit in 1996 of $1,200,000 is the result of net operating loss carrybacks to 1995.

During 1995, the Company recognized an extraordinary loss of $2,268,000 due to the early extinguishment of debt.

         Cellular Communications International, Inc. and Subsidiaries

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs and taxes, as well as capital to continue to explore other opportunities that it is pursuing or that may arise. The Company has no material commitments for capital expenditures, except as described below. Italian lire have been translated solely for the convenience of the reader at an exchange rate of 1523.50 lire = $1.00, the Noon Buying Rate on November 6, 1996.

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

The indenture required that $51,800,000 of the proceeds be placed in an escrow account until it was needed to finance the Company's additional capital contribution obligations to Omnitel, provided that Omnitel was not in default of any obligation to fund capital contributions of OPI. As of September 1996, the Company has made all of its required capital contributions to Omnitel. Future financing may be necessary for additional capital contributions to Omnitel due to unexpected circumstances or for other opportunities that may arise.

Pursuant to the Notes Indenture, any net proceeds from an asset sale that are not applied within 12 months after such asset sale to an investment in a related business (a business that directly or indirectly operates, acquires, develops and constructs any "wireless" telecommunications services or related services) will be deemed excess proceeds. When the aggregate amount of excess proceeds exceeds $5,000,000, the Company is required to make an offer to purchase the maximum principal amount of Notes that may be purchased using the excess proceeds, at an offer price in cash equal to 100% of the accreted value of the Notes. As a result of the Company's waiver and release of its claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in December 1995 in exchange for cash of approximately $40,000,000, the Company has approximately $38,900,000 that may be deemed excess proceeds in December 1996.

As a result of the award of Italy's second GSM cellular license to OPI, OPI requires capital to construct its cellular system and to fund its operations. OPI has a syndicated bank loan facility for 1,800 billion lire ($1.2 billion) and has received capital contributions of 1,450 billion lire ($952 million) from its partners (1,015 billion lire ($666 million) from Omnitel and 435 billion lire ($286 million) from Pronto Italia). Omnitel funded its share of OPI capital contributions plus its own capital needs through capital contributions of 1,040 billion lire ($683 million). The Company's total cumulative contribution to Omnitel was approximately 152.5 billion lire ($96.8 million at the exchange rates in effect at the time of each contribution). OPI may require additional financing in excess of the 1,800 billion lire available from the syndicated bank loan. The Company currently expects that OPI would obtain such additional financing from bank borrowings.

          Cellular Communications International, Inc.and Subsidiaries

                                  (continued)

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

OPI has provided an approximate 219 billion lire ($143.7 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. Although no assurance can be given, OPI plans to achieve each of its targets. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($14.8 million), reflecting its proportionate interest in OPI.

To the extent that the Company obtains financing in U.S. dollars and the Company's future commitments to Omnitel, if any, are in Italian lire, it will encounter currency exchange rate risks. Omnitel's revenues will be received in Italian lire and currently there are no foreign exchange controls in Italy. There can be no assurance that foreign exchange restrictions will not be introduced in the future.

The Company is primarily a holding company with limited business operations of its own. The Company's assets consist primarily of cash, marketable securities and its ownership interest in Omnitel. The Company does not hold, nor is it likely that the Company will hold, a majority interest in any operating systems. The Company's minority voting position in Omnitel currently precludes it from controlling Omnitel or OPI, even though the Company is involved in the management of Omnitel and intends to participate in the future only in operating companies in which it can be involved in management. Thus, the Company may be unable to cause the implementation of strategies that it favors and, in the event of a disagreement between the Company and one or more of its partners, the strategies adopted and actions taken by an affiliate company may in some cases be contrary to the Company's preferred strategies and actions. In addition, the Company may be unable to access the cash flow of affiliated companies since (i) it does not have the requisite control to cause such entities to pay dividends,
(ii) substantially all of such entities are expected to be parties to credit or other borrowing agreements that severely restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future and (iii) some countries tax payment and repatriation of dividends. As a result, the Company does not expect to receive significant cash through dividends or other distributions from an affiliate in the foreseeable future.

         Cellular Communications International, Inc. and Subsidiaries

                                  (continued)

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

The Company has not been successful in obtaining any new cellular licenses since there is more competition for licenses and the costs of obtaining them has increased. This has occurred because more companies recognize the significant value of obtaining cellular licenses and governments increasingly realize they can extract value from license applicants. There can be no assurance that the Company will be successful in obtaining new cellular licenses or in developing other opportunities in the future.

Cash used in operating activities was $3,697,000 and $3,678,000 in 1996 and 1995, respectively. After adding back income taxes paid of $2,100,000 in 1996 and none in 1995, cash used in operating activities was $1,597,000 and $3,678,000 in 1996 and 1995, respectively. The decrease in cash used in operating activities before income taxes paid is because the Company no longer participates in the entity that owns one of the two GSM cellular licenses for Delhi, India and the Company reduced its efforts to obtain new cellular licenses. Cash used in investing activities was $39,504,000 in 1996 as a result of purchases of marketable securities, net of proceeds from sales.

          Cellular Communications International, Inc. and Subsidiaries

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          27. Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CELLULAR COMMUNICATIONS
                                   INTERNATIONAL, INC.



Date:  November 11, 1996                  By:/s/ J. Barclay Knapp
                                           ---------------------------
                                            J. Barclay Knapp
                                            Executive Vice President


Date:  November 11, 1996                  By:/s/ Gregg Gorelick
                                            --------------------------
                                            Gregg Gorelick
                                            Vice President-Controller
                                            Principal Accounting Officer)