Form 10-K
period 1996-12-31
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1997-03-27
CIK 870762

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                     _____

                                 F O R M 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

                    OR

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File No. 0-19363

                 CELLULAR COMMUNICATIONS INTERNATIONAL,  INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                              13-3221852
--------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

110 East 59th Street, New York, New York                         10022
-----------------------------------------                   ------------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code  (212) 906-8480
                                                           --------------
                                   _________

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [ X ]  Yes     [ _ ]  No

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ _ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates at March 24, 1997, valued by reference to the closing sale price for the registrant's Common Stock on the Nasdaq Stock Market's National Market, was approximately $276,042,000.

Number of shares of Common Stock
outstanding as at March 24, 1997: 10,712,241


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


              Document                  Part of 10-K in which
              --------                  ---------------------
                                             Incorporated
                                             ------------


Definitive proxy statement                             Part III
for the 1997 Annual Meeting
of the Stockholders of
Cellular Communications International, Inc.

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I
------

Item 1         Business...........................................................        1

Item 2         Properties.........................................................        4

Item 3         Legal Proceedings..................................................        5

Item 4         Submission of Matters to a Vote of Stockholders....................        5

PART II
-------

Item 5         Market for the Registrant's Common Stock and Related Stockholder
               Matters............................................................        6

Item 6         Selected Financial Data............................................        7

Item 7         Management's Discussion and Analysis of  Results of Operations
               and Financial Condition............................................        8

Item 8         Financial Statements and Supplementary Data........................       11

Item 9         Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...........................................       11


PART III
--------

Item 10        Directors and Executive Officers of the Registrant.................       12

Item 11        Executive Compensation.............................................       12

Item 12        Security Ownership of Certain Beneficial Owners and Management.....       12

Item 13        Certain Relationships and Related Transactions.....................       12

PART IV
-------

Item 14        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...       12

Exhibit Index.....................................................................       13

Signatures........................................................................       14

Index to Financial Statements.....................................................       F-1, S-1

                                    PART I

ITEM 1.  BUSINESS.
-----------------

GENERAL.

     Cellular Communications International, Inc. ("CCII" or the "Company") was incorporated in Delaware on May 30, 1984 to own and operate cellular telephone systems in various markets. Prior to 1987, CCII filed applications with the Federal Communications Commission to provide cellular telephone service in various markets. Beginning in 1989, CCII entered into joint ventures to obtain licenses to own and operate mobile telephone networks in various foreign countries.

     CCII's activities to date have focused on participating in strategic joint ventures to acquire overseas cellular telephone systems.

     Currently, CCII's primary asset is its participation in Omnitel-Pronto Italia ("OPI"), a strategic joint venture consortium that operates the second Global System for Mobile Communications ("GSM") cellular telephone license in Italy (including San Marino and Vatican City) (the "License").

OMNITEL AND OPI.

     In January, 1995, the award of Italy's second GSM cellular license to OPI was made official with the publication of an announcement in the Italian public register. The publication of the award was the final step in the award process which began in March 1994 when the original announcement of the selection of OPI was made by the Italian government. CCII holds a 10.267% indirect interest in OPI through its 14.667% ownership interest in Omnitel-Sistemi Radiocellulari Italiani S.p.A. ("Omnitel"), a strategic joint venture organized in May 1990 to apply for the License. The principal other joint venturers in Omnitel are Ing.
C. Olivetti & C., S.p.A., Bell Atlantic International, Inc. and Telia (formerly Swedish Telecom International, AB).

     In February 1994, Omnitel and Pronto Italia S.p.A. ("Pronto Italia") entered into an agreement to jointly form OPI as their combined applicant for the License. Pronto Italia is owned principally by AirTouch Communications, Inc. and Mannesmann AG. Omnitel is a 70% shareholder of OPI and Pronto Italia is a 30% shareholder.

     Cellular Service in Italy.  The Italian cellular market has been one of the
     -------------------------
fastest growing cellular markets in Europe over the past several years, growing from approximately 3.9 million subscribers in 1995 to approximately 6.4 million in 1996. OPI competes with Telecom Italia Mobile (which in 1995 was spun out to shareholders of Telecom Italia, the public switched telephone network ("PSTN")), for cellular users in Italy. OPI and Telecom Italia Mobile both use the digital GSM standard, but Telecom Italia Mobile also has nearly 3.8 million subscribers using the older, analog standard. OPI competes with Telecom Italia Mobile by stressing the quality of its digital network (which was custom designed for the GSM standard), the benefits of the GSM standard (pan European roaming, privacy and security, and advanced features), and the quality of its customer service.

     OPI began offering commercial service in December 1995, and OPI has reported that as of December 31, 1996 it had approximately 713,000 subscribers.

     Performance Bond./1/  OPI has provided an approximate 219 billion lire
     ----------------
($129.6 million) performance bond to the Italian government linked to OPI's meeting certain performance goals relating to territory coverage, investment, employment and payment of license fees. OPI has met all of the requirements of this bond that have matured to date. OPI must now (i) cover 98% of Italian territory with its cellular network by May 1998, (ii) invest 1,552 billion lire ($918.7 million) by May 1998, (iii) employ 2,686 people by May 1998 and (iv) pay an annual license fee of 3.5% of OPI's annual sales, net of amounts paid to public landline telephone operators for their services. OPI is subject to monetary penalties for failing to achieve such goals. There can be no assurance that OPI will be able to achieve all of its performance bond goals. The maximum liability of CCII under the performance bond would be approximately 22.5 billion lire ($13.3 million), reflecting its proportionate interest in OPI.

     Arrangements with Telecom Italia and Telecom Italia Mobile.
     ----------------------------------------------------------

     Fees and Pricing with Telecom Italia. Pursuant to the License, OPI has connected its mobile cellular telephone network to the PSTN. The rates charged by Telecom Italia approximate 200 lire ($.12) per minute, which are among the highest in Europe. OPI has begun a process of negotiating these rates with the Italian Ministry of Post and Telecommunications ("MPT"), but there can be no assurance as to the outcome of this process.

     Roaming Agreements. OPI has entered into a mutual roaming agreement with Telecom Italia Mobile to guarantee all subscribers roaming service throughout areas covered by only one of the GSM cellular providers. Pursuant to the terms of the License after the initial two years of OPI's operations, subsequent agreements on national roaming may not include the capital cities of the Italian provinces.

     OPI has negotiated roaming agreements with other GSM operators throughout Europe in order to provide customers with Pan-European roaming.

     Competition.  Competition within the Italian market is substantial. Telecom
     -----------
Italia Mobile, which operates the state owned cellular system, has for several years through its predecessor SIP, S.p.A. ("SIP") operated a 450-MHz analog cellular system in Italy, and during 1989 began to bring into service a 900-MHz analog cellular system. The established market presence and recognition of Telecom Italia Mobile has resulted in Telecom Italia Mobile being a significant competitor.

     Telecom Italia Mobile has approximately 5.7 million subscribers as of December 31, 1996. Telecom Italia Mobile has certain advantages over OPI which will continue for the foreseeable future, such as a larger installed customer base and a wider coverage area. Furthermore, because OPI did not provide cellular service until December 1995, many potential high usage business customers were already Telecom Italia Mobile cellular customers. While OPI and Telecom Italia Mobile are currently the only cellular telephone operators licensed in Italy, it is anticipated that a third GSM license will be granted in the future. Moreover, OPI may also face significant potential competition from other communications technologies that are being or may be developed or perfected in the future.

     Risks of Italian Operations. Business conditions in Italy are generally
     ---------------------------
viewed by those in the international business community as favorable. CCII does not perceive any material risk of nationalization of independent telecommunications service providers in Italy.

     The Omnitel Agreement.  Reference is made to the description of the Omnitel
     ---------------------
joint venture agreement (the "Omnitel Agreement") that is attached as exhibit
10.1 to this Form 10-K.

     The Omnitel-Pronto Italia Agreement.  Omnitel and Pronto Italia have
     -----------------------------------
entered into an agreement (the "OPI Agreement") that contains provisions governing the relationship between the two parties, including, but not limited to, provisions relating to the governance and financing of OPI.

__________________________
     /1/ Italian lire have been translated solely for the convenience of the reader of this Form 10-K at an exchange rate of 1,689.30 lire = $1.00, the Noon Buying Rate on March 24, 1997.

CUSTOMER DEPENDENCE AND SEASONALITY.

     CCII currently has no customers. OPI is not dependent upon any single customer for any material portion of its business. The cellular communications industry is not generally characterized as having a material seasonal element. The businesses of CCII and OPI are not expected to become seasonal in the foreseeable future.

OTHER CONSIDERATIONS.

     CCII's ability to sell or transfer its ownership interest in Omnitel is subject to limitations contained in the agreements between the relevant shareholders. The shareholders of Omnitel have pledged to the MPT pursuant to the terms of the License to maintain certain levels of ownership in the respective companies for a period of at least five years from the date of grant of the License. Such restrictions effectively require 86% of the capital stock of Omnitel to remain held by the present shareholders for at least five years from the License grant. There can be no assurance that the MPT or the Italian government will permit transfers of indirect ownership or that the MPT will not suspend or terminate the License if such transfers occur.

     In addition, Omnitel currently has no publicly traded securities and there can be no guarantee that there will in the future be either a public or private market for the securities of Omnitel. As a result, CCII's ability to liquidate any or all of its investment may be substantially limited.

     The Company or its affiliates generally will be subject to tax in the foreign jurisdictions in which they operate. In addition, such foreign jurisdictions may impose withholding taxes on distributions (by way of interest, dividends or otherwise) to the Company. For example, under applicable treaties currently in effect, dividends distributed by an Italian company to a United States person would be subject to a withholding tax of 15%, if paid to a United States company which has owned less than 25% of the voting stock of the company paying the dividends for a 12-month period ending on the date the dividend is declared. In general, the Company's ability to claim a foreign tax credit against its U.S. federal income tax expense for foreign taxes is subject to various limitations. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings.

     Special U.S. tax rules apply to U.S. taxpayers that own stock in a "passive foreign investment company" (a "PFIC"). In general, a non-U.S. corporation will be treated as a PFIC if at least 75% of its income is "passive income" or if at least 50% of its assets are held for the production of "passive income". A non-U.S. corporation that owns 25% or more of the stock of a non-U.S. subsidiary is treated as receiving a proportionate share of the income of, and as owning a proportionate share of the assets of, such subsidiary.


     Omnitel may be considered to be a PFIC. Generally, except to the extent the Company makes an election to treat a PFIC in which it owns stock as a "qualified electing fund" (a "QEF") in the first taxable year in which the Company owns the PFIC's stock, (i) the Company would be required to allocate gain recognized upon the disposition of stock in the PFIC and income recognized upon receiving certain dividends ratably over the Company's holding period for the stock in the PFIC, (ii) the amount allocated to each year other than the year of the disposition or dividend payment would be taxable at the highest U.S. tax rate applicable to corporations, and an interest charge for the deemed deferral benefit would be imposed with respect to the tax attributable to each year, and
(iii) gain recognized upon disposition of PFIC shares would be taxable as ordinary income.

    If the Company were to make the QEF election, as described above, the Company would be required in each year that PFIC qualification tests are met to include its pro rata share of the QEF's earnings as ordinary income and its pro rata share of the QEF's net capital gain as long-term capital gain, whether or not such amounts are actually distributed. The Company has not made any QEF election with respect to any non-U.S. corporations in which it holds stock, including Omnitel.

     Applicable laws often limit foreign investors to minority equity positions. CCII's minority voting position may preclude it from affirmatively controlling the companies in which it has an interest even though CCII is involved in the management of Omnitel and intends to participate in the future only in operating companies in which it can participate in management. Thus, CCII may be unable to cause implementation of strategies it favors.

     The acquisition, development, ownership and operation of wireless communications networks require substantial capital investment. OPI will require significant amounts of capital to construct its cellular networks and for its research and development programs, operating expenses, expansion of its marketing and distribution capabilities, license fees and royalties. Adequate funds for these purposes, whether through equity or debt financing, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed (including due to a failure by CCII or another shareholder to provide a required capital contribution) or available on terms acceptable to OPI. Insufficient funds could require OPI to delay, scale back or eliminate certain of its planned activities. OPI currently has a syndicated loan facility of 1,800 billion lire ($1.1 billion) and a credit agreement with Finnish Export Credit Ltd. in the amount of 306 billion lire ($181.1 million) for financing Nokia Telecommunications equipment. As of December 31, 1996, OPI has utilized 677 billion lire ($400.8 million) of the syndicated loan facility and all of the Finnish Export Credit Ltd. credit.

     There can be no assurance that the laws or administrative practice relating to taxation, foreign exchange or otherwise in Italy will not change, and any such change could have a material adverse effect on the financial affairs of OPI. The value of CCII's indirect investment in OPI may also be affected by changes in tax law and other laws and other political, economic, socioeconomic or diplomatic developments in or affecting Italy.

     Omnitel and OPI will receive all of their revenues in Italian lire. Currently there are no foreign exchange controls in Italy. There can be no assurance that foreign exchange control restrictions will not be introduced in the future.

     Exchange rates for the lire may fluctuate in relation to the U.S. dollar, and such fluctuations may have an adverse effect on CCII's earnings or assets when translating lire into U.S. dollars. Any weakening in the value of the lire against the U.S. dollar could result in lower revenues and earnings for CCII when translated into U.S. dollars. In addition, as CCII's primary financing will be in U.S. dollars and CCII's commitments to Omnitel and OPI are in lire, a currency exchange rate risk exists. While CCII may consider entering into transactions to hedge the risk of exchange rate fluctuations, there can be no assurance that CCII will engage in such transactions, or, if CCII decides to engage in such transactions, that they will be successful and that shifts in the currency exchange rates will not have a material adverse effect on CCII.

     Wireless communications operations are subject to governmental regulation, including, among others, price controls and service requirements, which may change from time to time, including due to changes in the political structure or government representatives. There can be no assurance that material and adverse changes in the regulation of OPI will not occur in the future.

EMPLOYEES.

     CCII has 22 full and part time employees.

PATENTS, COPYRIGHTS AND LICENSES.

     Neither CCII, OPI nor Omnitel has any material patents or copyrights in their businesses. CCII does not believe patents or copyrights play a material role in its business or any potential business of OPI or Omnitel. OPI has a license to provide cellular service from the appropriate governmental authorities.

ITEM 2.  PROPERTIES.
-------------------

    CCII leases office space, which is adequate to meet its needs at present from one of its former affiliates, NTL Incorporated, and is charged for its share of the rent by NTL.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     OPI is engaged in ordinary legal disputes and court proceedings that have arisen in the course of its operations, none of which is expected to have a material effect on its operations. OPI and Telecom Italia Mobile have each filed lawsuits in Italy against each other involving various competitive matters. The outcome of these lawsuits are not presently expected to have a material effect on OPI's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.
--------------------------------------------------------

     There were no matters that were submitted to a vote of CCII's stockholders during the quarter ended December 31, 1996.

                                  PART II
                                  -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------------------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

CCII's Common Stock trades on the Nasdaq Stock Market's National Market under the symbol "CCIL". The following table sets forth for the periods indicated the high and low last sales prices as reported on the Nasdaq Stock Market's National Market.

                                                   LAST SALE PRICE
                                                    HIGH     LOW
                                                 --------------------
               1995
               ----
               First Quarter                        $50.50  $36.25
               Second Quarter                        41.75   34.25
               Third Quarter                         43.25   36.00
               Fourth Quarter                        42.75   34.00

               1996
               ----
               First Quarter                         40.25   31.25
               Second Quarter                        37.00   31.75
               Third Quarter                         35.75   24.75
               Fourth Quarter                        34.00   25.50

               1997
               ----
               First Quarter (through March 24)      32.75   26.75

     On March 24, 1997, the closing price for the Common Stock, as reported on the Nasdaq Stock Market's National Market, was $28.00. As of March 24, 1997, there were approximately 359 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     CCII has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future on shares of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

    The following table sets forth certain financial data for the years ended December 31, 1996, 1995, 1994, 1993, and 1992. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------
                                          1996       1995       1994      1993      1992
                                      ------------------------------------------------------
                                                      (1)
INCOME STATEMENT DATA:
Operating revenue                     $    -     $    -     $    -     $   -     $   -
Income (loss) before extraordinary
 item                                  (50,968)     6,815     (8,509)     (875)     (497)
Net income (loss)                      (50,968)     5,341     (8,509)     (875)     (497)
Income (loss) before extraordinary
 item per common share (2)               (4.85)       .57       (.84)     (.09)     (.05)
Net income (loss) per common
share (2)                                (4.85)       .45       (.84)     (.09)     (.05)
Weighted average number of common
 shares (2)                             10,509     11,808     10,094     9,989     9,959

                                                          DECEMBER 31,
                                      ------------------------------------------------------
                                          1996       1995       1994      1993      1992
                                      ------------------------------------------------------
                                                      (3)
BALANCE SHEET DATA:
Working capital (deficiency)          $ 79,392   $ 75,840   $(24,575)  $11,417   $13,013
Total assets                           146,307    175,290     38,301    13,545    14,336
Bank loan payable                            -          -     29,980         -         -
Long-term debt                         172,052    149,869          -         -         -
Shareholders' (deficiency) equity      (28,561)    21,167      6,774    13,148    14,011

(1) 1995 includes a gain on sale of investment in joint venture of $25,286,000, net of tax of $13,615,000 ($2.14 per common share) and a charge of $1,474,000, net of income tax benefit of $794,000, from early extinguishment of debt (($.12) per common share).

(2) After giving retroactive effect to the 3-for-2 stock split by way of a stock dividend, which was paid on May 13, 1994.

(3) In 1995, CCII issued $281,571,000 aggregate principal amount of 13-1/4% Senior Discount Notes due 2000 at a price to the public of 52.783% or $148,622,000.

CCII did not declare or pay any cash dividends during the years indicated.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
-----------------------------------------------------------
         OPERATIONS AND FINANCIAL CONDITION.
         ----------------------------------

                             RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995
--------------------------------------

     Equity in net loss of Omnitel increased to $29,850,000 from $14,636,000 because of the increase in the net loss of Omnitel. The increase is due to an increase in Omnitel's share of OPI's net loss to $201,622,000 from $98,428,000. OPI's net loss increased to $284,557,000 from $138,168,000 as a result of the increase in all costs due to the commencement of operations in December 1995. OPI began depreciation and amortization of certain previously capitalized costs in December 1995 upon the commencement of operations.

     General and administrative expenses decreased to $3,397,000 from $3,805,000 primarily because, as of December 1995, CCII no longer participates in an entity that owns one of the two GSM cellular licenses for Delhi, India, and CCII reduced its efforts to obtain new cellular licenses.

     Amortization of investments in joint ventures increased to $691,000 from $537,000 as a result of the amortization of additional costs capitalized in connection with the investment in Omnitel.

     Interest and other income increased to $5,125,000 from $1,963,000 primarily because of an increase in funds available for investment.

     Interest expense increased to $23,330,000 from $7,230,000 primarily due to the interest on the Senior Discount Notes. Interest expense in 1995 does not include interest of $5,571,000 which was capitalized during the year ended December 31, 1995. The Company discontinued interest capitalization in December 1995 upon the commencement of OPI's operations.

     The fees to the Company's former parent company, Cellular Communications, Inc. ("CCI"), in connection with the bank loan decreased to none from $101,000 as a result of the termination of the CCI guarantee in July 1995. This expense does not include fees to CCI of $1,220,000 which were capitalized during the year ended December 31, 1995.

     The income tax benefit in 1996 of $1,200,000 is the result of net operating loss carrybacks to 1995.

Years Ended December 31, 1995 and 1994
--------------------------------------

     Equity in net loss of Omnitel increased to $14,636,000 from $2,421,000
because of the increase in the net loss of Omnitel.   The increase is due to an
increase in Omnitel's share of OPI's net loss to $98,428,000 from $15,407,000. OPI's net loss increased to $138,168,000 from $19,531,000 as a result of the increase in all costs due to the construction of OPI's cellular network, the creation of an organization to prepare for the provision of service to customers and the commencement of operations in December 1995. Depreciation and amortization of certain previously capitalized costs began in December 1995 upon the commencement of operations.

     General and administrative expenses increased to $3,805,000 from $3,394,000 primarily due to an increase in expenses related to CCII's participation in an entity that owns one of the two GSM cellular licenses for Dehli, India and an increase in payroll costs. In December 1995, CCII waived and released its claim to participate in this entity and will no longer incur costs associated with the cellular business in Delhi.

     CCII capitalizes costs incurred in connection with potential new licenses until a license is awarded or CCII determines it will not be successful in obtaining a license. In 1995 and 1994, investments in joint ventures of $602,000 and $481,000, respectively, and deferred costs of $1,167,000 and $376,000, respectively, were written-off in connection with unsuccessful efforts to obtain licenses.

     Depreciation expenses increased to $28,000 from $9,000 due to the depreciation of equipment acquired in 1995.

     Amortization of investments in joint ventures increased to $537,000 from $96,000 as a result of the amortization of costs capitalized in connection with the investment in Omnitel.

     Interest and other income increased to $1,963,000 from $211,000 primarily because of an increase in funds available for investment from the proceeds of the Senior Discount Notes.

     Interest expense increased to $7,230,000 from $1,848,000 primarily due to the issuance of the Senior Discount Notes. Interest expense does not include interest of $5,571,000 and $1,312,000 which was capitalized during the years ended December 31, 1995 and 1994, respectively. Interest expense in 1995 consists principally of Senior Discount Notes interest of $5,263,000, amortization of deferred financing costs of $1,523,000 and amortization of debt discount of $264,000.

     The fees to CCI in connection with the bank loan were $101,000 and $95,000 in 1995 and 1994, respectively. This expense does not include fees to CCI of $1,220,000 and $679,000 which were capitalized during the years ended December 31, 1995 and 1994, respectively.

     In December 1995, CCII waived and released its claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in exchange for $40,000,000 in cash. CCII recorded a gain on this transaction of $38,901,000.

     In connection with the repayment of debt, CCII recorded as an extraordinary loss the write-off of $2,268,000 ($1,474,000 net of income tax benefit) of unamortized deferred financing costs and debt discount.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs and taxes, as well as capital to explore other opportunities that may arise. The Company has no material commitments for capital expenditures, except as described below.

     As a result of the award of Italy's second GSM cellular license to OPI, OPI requires capital to construct its cellular system and to fund its operations. OPI has a syndicated bank loan facility for 1,800 billion lire ($1.1 billion) and has received capital contributions of 1,450 billion lire ($858 million) from its partners (1,015 billion lire ($601 million) from Omnitel and 435 billion lire ($257 million) from Pronto Italia). Omnitel funded its share of OPI capital contributions plus its own capital needs through capital contributions from its shareholders of 1,040 billion lire ($616 million). The Company's total cumulative contribution to Omnitel was approximately 152.5 billion lire ($96.8 million at the exchange rates in effect at the time of each contribution).

     OPI has provided an approximate 219 billion lire ($129.6 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. There can be no assurance that OPI will be able to achieve all of its performance bond goals. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($13.3 million), reflecting its proportionate interest in OPI.

     OPI is anticipating an approximately 200 billion lire ($118 million) increase in OPI's paid-in capital in 1997. Omnitel's shares of this increase is 70% of the OPI increase or 140 billion lire ($83 million) and CCII would be required to make capital contributions to Omnitel of approximately 20.53 lire ($12.2 million) in order to fund the Company's 14.667% share of the capital requirements of Omnitel. These additional capital contributions would require capital calls by Omnitel which are expected to occur during 1997. OPI will also require additional debt financing in excess of the amount available from the syndicated bank loan and the 1997 capital calls. The Company currently expects that OPI would obtain such additional financing from bank borrowings.

     The Company has not recently been successful in obtaining any new cellular licenses since there is more competition for licenses and the costs of obtaining them has increased. This has occurred because more companies recognize the potential value of obtaining cellular licenses and governments increasingly realize they can extract some part of this value from license applicants. There can be no assurance that the Company will be successful in obtaining new cellular licenses or in developing other opportunities in the future.

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

     The indenture required that $51,800,000 of the proceeds be placed in an escrow account until it was needed to finance the Company's additional capital contribution obligations to Omnitel, provided that Omnitel was not in default of any obligation to fund capital contributions of OPI. The Company utilized the entire escrow account balance plus interest to make its required capital contributions to Omnitel in 1995 and 1996.

     Pursuant to the Notes Indenture, any net proceeds from an asset sale that are not applied within 12 months after such asset sale to an investment in a related business will be deemed excess proceeds. When the aggregate amount of excess proceeds exceeds $5,000,000, the Company is required to make an offer to purchase the maximum principal amount of Notes that may be purchased using the excess proceeds, at an offer price in cash equal to 100% of the accreted value of the Notes. As a result of the Company's waiver and release of its claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in December 1995 in exchange for cash of approximately $40,000,000, the Company had approximately $38,900,000 of excess proceeds in December 1996. The Company made an offer to purchase Notes at the accreted value of $635.65 per $1,000 Note. In January 1997, upon the expiration of the offer, $70,000 principal amount of Notes were tendered and the Company paid approximately $44,500.

     To the extent that the Company obtains financing in U.S. dollars and the Company's future commitments to Omnitel are in Italian lire, it will encounter currency exchange rate risks. Omnitel's revenues will be received in Italian lire and currently there are no foreign exchange controls in Italy. There can be no assurance that foreign exchange restrictions will not be introduced in the future.

     The Company expects that cash on hand is sufficient to meet all obligations of the Company at least through the next twelve months.

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

     Cash used in operating activities was $2,282,000 and $3,858,000 in 1996 and 1995, respectively. The decrease in cash used in operating activities is because the Company no longer participates in the entity that owns one of the two GSM cellular licenses for Delhi, India and the Company reduced its efforts to obtain new cellular licenses. Cash used in investing activities was $15,112,000 in 1996 as a result of purchases of marketable securities, net of proceeds from sales.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------------------------------------------------------

The financial statements are included herein commencing on page F-1.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          -----------------------------------
Not applicable.

                                PART III
                                --------

ITEMS 10, 11, 12, AND 13.
-------------------------

     The information required by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.


                                PART IV
                                -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
---------------------------------------
        SCHEDULES AND REPORTS ON FORM 8-K.
        ---------------------------------

     (a) (1) Financial Statements - See list of Financial Statements on page F-1.

         (2) Financial Statement Schedules - See list of Financial Statements on page F-1.

         (3)             Exhibits - See Exhibit Index on page 13.

     (b) During the quarter ended December 31, 1996, there were no Current Reports on Form 8-K filed by CCII.

     (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules - See list of Financial Statements on page F-1. See the Index to Financial Statements of Omnitel Sistemi Radiocellulari Italiani S.p.A. and Omnitel Pronto Italia S.p.A. on page S-1.

                                 EXHIBIT INDEX

Exhibit No.
-----------

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

  4.3 Warrant dated July 25, 1994, between CCII and Cellular Communications, Inc. (Incorporated by Reference to Exhibit 4.3., 1994 Form 10-K, File No. 0-19363)

  4.4 Indenture dated as of August 22, 1995 between CCII and Chemical Bank as Trustee (Incorporated by Reference to Exhibit 4.2, File No.33-90980).

  10.1      Description of Omnitel Joint Venture Agreement.

  10.2 Compensation Plan Arrangement - Cellular Communications International, Inc. 1991 Stock Option Plan (amended and restated effective June 2, 1994). (Incorporated by Reference to Exhibit 10.2., 1994 Form 10-K, File No. 0-19363)

  10.3 Compensation Plan Arrangement - Cellular Communications International, Inc. Non-Employee Directors Stock Option Plan (amended and restated effective June 2, 1994) (Incorporated by Reference to Exhibit 10.3., 1994 Form 10-K, File No. 0-19363)

  10.4 Warrant Agreement between the Company and CCII Funding, Inc. (Incorporated by reference to Exhibit 10.10, File No. 33-90980).

  11        Statement re Computation of Per Share Earnings

  23        Consent of Ernst & Young LLP.

  23.1      Consent of Coopers & Lybrand S.p.A.

  27        Financial Data Schedule.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  CELLULAR COMMUNICATIONS INTERNATIONAL, INC.

Dated: March 27, 1997


                            By: /s/ William B. Ginsberg
                            -------------------------------------------
                            William B. Ginsberg
                            Chairman of the Board, President and Chief
                              Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                      Title                                  Date
---------                      -----                                  ----

/s/William B. Ginsberg
-------------------------
William B. Ginsberg            President, Chairman of
                               the Board, Chief Executive
                               Officer and Director
                               (Principal Executive
                               Officer)


/s/ J. Barclay Knapp
-------------------------
J. Barclay Knapp               Executive Vice President
                               and Director


 /s/ Gregg Gorelick
-------------------------
Gregg Gorelick                 Vice President-Controller         March 27, 1997
                               (Principal Accounting
                               Officer)

 /s/ Stanton N. Williams       Vice President and Chief
-------------------------
 Stanton N. Williams           Financial Officer
                               (Principal Financial
                               Officer)


 /s/ Sidney R. Knafel
-------------------------
Sidney R. Knafel               Director


 /s/ Ted H. McCourtney
-------------------------
Ted H. McCourtney              Director

/s/ Del Mintz
-------------------------
Del Mintz                      Director


 /s/ Alan J. Patricof
-------------------------
Alan J. Patricof               Director


/s/ Warren Potash
-------------------------
Warren Potash                  Director

                       Form 10-K--Item 14(a)(1) and (2)

          Cellular Communications International, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements


The following consolidated financial statements of Cellular Communications International, Inc. and Subsidiaries are included in Item 8:


Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets--December 31, 1996 and 1995...................  F-3
Consolidated Statements of Operations--Years Ended
 December 31, 1996, 1995 and 1994.........................................  F-4
Consolidated Statement of Shareholders' (Deficiency) Equity--Years Ended
 December 31, 1996, 1995 and 1994.........................................  F-5
Consolidated Statements of Cash Flows--Years Ended
 December 31, 1996, 1995 and 1994.........................................  F-6
Notes to Consolidated Financial Statements................................  F-8


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors



Shareholders and Board of Directors
Cellular Communications International, Inc.

We have audited the consolidated balance sheets of Cellular Communications International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' (deficiency) equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Omnitel Sistemi Radiocellulari Italiani S.p.A. ("Omnitel") (a corporation in which the Company has a 14.667% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Omnitel, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Communications International, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                            ERNST & YOUNG LLP
New York, New York
March 18, 1997

          Cellular Communications International, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                                 DECEMBER 31
                                                                             1996            1995
                                                                      -------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                               $ 46,759,000    $ 62,965,000
 Marketable securities                                                     34,404,000      17,068,000
 Other                                                                      1,045,000          61,000
                                                                      -------------------------------
Total current assets                                                       82,208,000      80,094,000

Cash held in escrow                                                                 -      43,616,000
Investment in Omnitel                                                      58,363,000      44,726,000
Equipment, net of accumulated depreciation of
 $50,000 (1996) and $43,000 (1995)                                             19,000          51,000
Deferred financing costs, net of accumulated amortization
 of $1,525,000 (1996) and $387,000 (1995)                                   5,717,000       6,803,000
                                                                         ----------------------------
                                                                         $146,307,000    $175,290,000
                                                                         ============================


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
 Accounts payable                                                        $    156,000    $    202,000
 Accrued expenses                                                             630,000         872,000
 Taxes payable                                                              1,444,000       3,076,000
 Due to Cellular Communications, Inc.                                               -          81,000
 Due to NTL Incorporated                                                      586,000          23,000
                                                                         ----------------------------
Total current liabilities                                                   2,816,000       4,254,000

Long-term debt, less unamortized discount of $4,881,000
 (1996) and $5,850,000 (1995)                                             172,052,000     149,869,000
Commitments and contingent liabilities

Shareholders' (deficiency) equity:
 Series preferred stock--$.01 par value; authorized 2,500,000
  shares, outstanding none                                                          -               -
 Common stock--$.01 par value; authorized 25,000,000
  shares; issued and outstanding
  10,708,000 (1996) and 10,344,000 (1995) shares                              107,000         103,000
 Additional paid-in capital                                                28,737,000      27,501,000
 (Deficit)                                                                (57,405,000)     (6,437,000)
                                                                         ----------------------------
                                                                          (28,561,000)     21,167,000
                                                                         ----------------------------
                                                                         $146,307,000    $175,290,000
                                                                         ============================

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries

                     Consolidated Statements of Operations


                                                                           YEAR ENDED DECEMBER 31
                                                                     1996           1995           1994
                                                              ---------------------------------------------
Equity in net loss of Omnitel                                    $ 29,850,000   $ 14,636,000    $ 2,421,000
General and administrative expenses                                 3,397,000      3,805,000      3,394,000
Write-off of investments in joint venture                                   -        602,000        481,000
Write-off of deferred costs                                                 -      1,167,000        376,000
Depreciation expense                                                   25,000         28,000          9,000
Amortization of investments in joint ventures                         691,000        537,000         96,000
                                                                 ------------------------------------------
Operating (loss)                                                  (33,963,000)   (20,775,000)    (6,777,000)

Other income (expense):
 Interest and other income                                          5,125,000      1,963,000        211,000
 Interest expense                                                 (23,330,000)    (7,230,000)    (1,848,000)
 Cellular Communications, Inc. fees in
  connection with the bank loan                                             -       (101,000)       (95,000)
 Gain on sale of investment in joint venture                                -     38,901,000              -
                                                                 ------------------------------------------
Income (loss) before income taxes and
 extraordinary item                                               (52,168,000)    12,758,000     (8,509,000)

Income tax benefit (provision)                                      1,200,000     (5,943,000)             -
                                                                 ------------------------------------------
Income (loss) before extraordinary item                           (50,968,000)     6,815,000     (8,509,000)

Loss from early extinguishment of debt, net
 of income tax benefit of $794,000                                          -    (1,474,000)              -
                                                                 ------------------------------------------
Net income (loss)                                                $(50,968,000)  $  5,341,000    $(8,509,000)
                                                                 ==========================================
Net income (loss) per common share:
 Income (loss) before extraordinary item                               $(4.85)          $.57          $(.84)
 Extraordinary item                                                         -           (.12)             -
                                                                 ------------------------------------------
Net income (loss)                                                      $(4.85)          $.45          $(.84)
                                                                 ==========================================


Weighted average number of common
 shares used in computation of net
 income (loss) per share including
 common stock equivalents                                          10,509,000     11,808,000     10,094,000
                                                                 ==========================================


See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries

          Consolidated Statement of Shareholders' (Deficiency) Equity




                                              COMMON STOCK         ADDITIONAL
                                        -----------------------     PAID-IN
                                            SHARES     AMOUNT       CAPITAL       (DEFICIT)
                                        -----------------------------------------------------
Balance at December 31, 1993               6,666,000   $ 66,000   $16,351,000    $ (3,269,000)
 Exercise of stock options                   177,000      2,000       323,000
 Issuance of warrants to Cellular
  Communications, Inc. in connection
  with the bank loan                                                1,810,000
 Stock split                               3,339,000     34,000       (34,000)
 Net (loss) for the year ended
 December 31, 1994                                                                 (8,509,000)
                                        -----------------------------------------------------
Balance at December 31, 1994              10,182,000    102,000    18,450,000     (11,778,000)
 Exercise of stock options                   162,000      1,000     1,024,000
 Issuance of warrants                                               6,182,000
 Costs incurred in connection with the
  issuance of warrants                                               (312,000)
 Income tax benefit from the exercise
  of stock options                                                  2,157,000
 Net income for the year ended
  December 31, 1995                                                                 5,341,000
                                         -----------------------------------------------------
Balance at December 31, 1995              10,344,000    103,000    27,501,000      (6,437,000)
 Exercise of stock options                   364,000      4,000     1,238,000
 Costs incurred in connection with the
  1995 issuance of warrants                                            (2,000)
 Net (loss) for the year ended
  December 31, 1996                                                               (50,968,000)
                                        -----------------------------------------------------
Balance at December 31, 1996              10,708,000   $107,000   $28,737,000    $(57,405,000)
                                        =====================================================


See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED DECEMBER 31
                                                                            1996           1995           1994
                                                                     ---------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                      $ (50,968,000)  $  5,341,000   $ (8,509,000)
Adjustments to reconcile net income (loss) to net
 cash  (used in) operating activities:
  Equity in net loss of Omnitel                                           29,850,000     14,636,000      2,421,000
  Depreciation and amortization expense                                      716,000        565,000        105,000
  Write-off of deferred costs and investments
   in joint venture                                                                -      1,769,000        857,000
  Loss from early extinguishment of debt                                           -      2,268,000              -
  Loss on sale of property, plant and equipment                                7,000              -              -
  Gain on sale of investment in joint venture                                      -    (38,901,000)             -
  Accretion of original issue discount                                    21,214,000      5,263,000              -
  Accretion of interest on marketable securities                          (2,224,000)             -              -
  Interest on cash held in escrow                                           (562,000)      (932,000)             -
  Amortization of deferred financing costs
   charged to interest expense                                             1,138,000      1,523,000      1,748,000
  Amortization of debt discount                                              969,000        264,000              -
  Changes in operating assets and liabilities:
   Other current assets                                                     (984,000)      (338,000)       (58,000)
   Accounts payable                                                          (46,000)        39,000         (4,000)
   Accrued expenses                                                         (242,000)       468,000        164,000
   Taxes payable                                                          (1,632,000)     5,166,000              -
   Interest payable                                                                -        (58,000)         5,000
   Due to Cellular Communications, Inc.                                      (81,000)      (954,000)       272,000
   Due to NTL Incorporated                                                   563,000         23,000              -
                                                                     ---------------------------------------------
Net cash  (used in) operating activities                                  (2,282,000)    (3,858,000)    (2,999,000)
                                                                     ---------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                              -        (52,000)       (32,000)
Purchase of marketable securities                                       (140,222,000)   (38,080,000)    (6,357,000)
Proceeds from sale of marketable securities                              125,110,000     23,503,000      8,814,000
Cash held in escrow                                                                -    (51,800,000)             -
Proceeds from sale of investment in joint venture                                  -     40,097,000              -
Additional investments in joint ventures                                           -    (19,779,000)   (29,213,000)
Deferred costs incurred                                                            -       (981,000)      (280,000)
                                                                     ---------------------------------------------
Net cash  (used in) investing activities                                 (15,112,000)   (47,092,000)   (27,068,000)
                                                                     ---------------------------------------------

          Cellular Communications International, Inc. and Subsidiaries



                                                                                 YEAR ENDED DECEMBER 31
                                                                          1996            1995           1994
                                                                    ---------------------------------------------
FINANCING ACTIVITIES
Proceeds from warrants and borrowings, net of financing costs         $          -    $204,429,000    $27,279,000
Principal payments                                                               -     (95,911,000)             -
Payment of financing costs                                                 (54,000)              -              -
Exercise of stock options                                                1,242,000       1,025,000        325,000
                                                                    ---------------------------------------------
Net cash provided by financing activities                                1,188,000     109,543,000     27,604,000
                                                                    ---------------------------------------------

Increase (decrease) in cash and cash equivalents                       (16,206,000)     58,593,000     (2,463,000)
Cash  and cash equivalents at beginning of year                         62,965,000       4,372,000      6,835,000
                                                                    ---------------------------------------------
Cash and cash equivalents at end of year                              $ 46,759,000    $ 62,965,000    $ 4,372,000
                                                                    =============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest exclusive
 of $3,411,000 (1995) capitalized                                     $          -    $  1,112,000    $    95,000
Income taxes paid                                                        1,242,000               -              -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Cash held in escrow used for capital contributions
 to Omnitel                                                           $ 44,178,000    $  9,116,000    $         -
Interest expense capitalized as investment in
 Omnitel                                                                         -       3,380,000              -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Warrants issued to Cellular Communications, Inc.
 in connection with the bank loan                                     $          -    $          -    $ 1,810,000



See accompanying notes.

         Cellular Communications International, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


1. ORGANIZATION

Cellular Communications International, Inc. ("CCII" or the "Company") was incorporated on May 30, 1984 to own and operate telephone systems in various markets. Prior to July 31, 1991, CCII was a wholly-owned subsidiary of Cellular Communications, Inc. ("CCI"). On July 25, 1990, CCI entered into a Merger and Joint Venture Agreement, as amended as of December 14, 1990 with AirTouch Communications, Inc. ("AirTouch") whereby CCII was distributed to CCI's shareholders on July 31, 1991 (the "Distribution"). CCII's principal line of business is its participation in Omnitel, a joint venture that owns 70% of OPI, the consortium that owns and operates a cellular telephone network in Italy, San Marino and Vatican City.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CCII and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $46,418,000 and $62,209,000 at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, cash equivalents consisted of money market instruments.

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest and other income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest and other income.

         Cellular Communications International, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At December 31, 1996 and 1995, the cost and the aggregate fair market value of marketable securities was $34,404,000 and $17,068,000, respectively. Marketable securities at December 31, 1996 and 1995 consists of U.S. Treasury securities, obligations of U.S. government agencies and U.S. corporate debt securities. During the years ended December 31, 1996 and 1995, there were no realized gains or losses on sales of securities. Primarily all of the marketable securities as of December 31, 1996 had a contractual maturity of less than one year.

INVESTMENTS IN JOINT VENTURES

Capital contributions and costs directly incurred in connection with investments in joint ventures to acquire licenses are capitalized. Costs applicable to unsuccessful joint ventures are charged to expense at such time as CCII determines that the joint venture will be denied a license or the joint venture decides not to pursue its license application. In 1995 and 1994, $602,000 and $481,000, respectively, was written-off in connection with unsuccessful efforts to obtain licenses. Additional costs applicable to successful joint ventures, once a license is awarded or operations commence, are charged to expense. For joint ventures that are awarded a license, the difference between CCII's investment in the joint venture and CCII's underlying equity in the joint venture's net assets, which is primarily the capitalized costs directly incurred by CCII in connection with the joint venture, are amortized over the life of the license from the date of commencement of operations (OPI license--15 years). Investments in joint ventures in which the Company exercises significant influence but does not have control through majority ownership are accounted for using the equity method of accounting.

CAPITALIZED INTEREST

Interest was capitalized as a component of the cost of the investment in Omnitel through the start of OPI's operations in December 1995. Interest of $5,571,000 and $1,312,000 and fees to CCI in connection with the bank loan of $1,220,000 and $679,000 were capitalized in 1995 and 1994, respectively.

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the

         Cellular Communications International, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

undiscounted cash flows are not sufficient to recover the assets' carrying amount. The Company adopted SFAS No. 121 in 1995, which had no material effect on the Company's financial statements. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

EQUIPMENT

Equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from three to five years.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred for the issuance of debt and are amortized over the term of the related debt.

DEFERRED COSTS

Costs incurred in connection with potential new licenses are capitalized. Costs applicable to successful new licenses will be amortized over the estimated life of the license from the date of commencement of operations. When CCII determines that it will not be successful in obtaining a license, the related capitalized costs are charged to expense. In 1995 and 1994, $1,167,000 and $376,000, respectively, was written off in connection with unsuccessful efforts to obtain licenses.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based on the weighted average number of common shares outstanding during the periods presented, including common stock equivalents in the net income per share computation. Common stock equivalents are excluded from the net loss per share computations because they are antidilutive.

RECLASSIFICATION

Certain of the prior year amounts have been reclassified to conform to the 1996 presentation.

         Cellular Communications International, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based employee compensation plans (including stock option plans). Under the fair value based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans.

3. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

RISKS INHERENT IN FOREIGN INVESTMENT

There can be no assurance that the laws or administrative practice relating to taxation, foreign exchange or other matters in Italy will not change. The value of CCII's interest in Omnitel may also be affected by changes in tax and other laws and other political, economic, socioeconomic or diplomatic developments in or affecting Italy.

CURRENCY RISKS

To the extent that CCII obtains financing in U.S. dollars and CCII's commitments to Omnitel are in Italian lire, it will encounter currency exchange rate risks. Omnitel's revenues are received in Italian lire and currently there are no foreign exchange controls in Italy. There can be no assurance that foreign exchange restrictions will not be introduced in the future.

LICENSE CONDITIONS

OPI must comply with the standards of service, territorial coverage goals and other conditions contained in its Italian cellular license. The failure to meet these requirements could result in the loss of the license.

COMPETITION FOR CELLULAR LICENSES

CCII has not recently been successful in obtaining any new cellular licenses since there is more competition for licenses and the costs of obtaining them has increased. There can be no assurance that CCII will be successful in obtaining new cellular licenses or in developing other opportunities in the future.

         Cellular Communications International, Inc. and Subsidiaries

4. INVESTMENT IN OMNITEL

The investment in Omnitel consists of the following:



                                                DECEMBER 31
                                            1996           1995
                                      -----------------------------
Capital contributions                   $ 96,805,000   $ 52,627,000
Capitalized costs including interest       9,725,000      9,725,000
Equity in accumulated net loss           (46,907,000)   (17,057,000)
                                      -----------------------------
                                          59,623,000     45,295,000
Accumulated amortization                  (1,260,000)      (569,000)
                                      -----------------------------
                                        $ 58,363,000   $ 44,726,000
                                      =============================


In May 1990, CCII entered into a joint venture with Ing. C. Olivetti & C., S.p.A., Bell Atlantic International, Inc., Shearson Lehman Hutton Eurocell Inc. and Swedish Telecom International AB, to build, own and operate a cellular mobile telephone network and to offer mobile telephone services in Italy, San Marino and Vatican City ("Omnitel"). In February 1994, Omnitel and Pronto Italia S.p.A. ("Pronto") entered into an agreement to jointly form a new consortium ("OPI") as their combined applicant for the second GSM cellular license in Italy. Omnitel is a 70% shareholder of OPI and Pronto a 30% shareholder. The award of Italy's second GSM cellular license to OPI was made official with the publication of an announcement in the January 31, 1995 issue of the Italian public register. The publication of the award was the final step in the award process which began in March 1994 when the original announcement of the selection of OPI was made by the Italian government. CCII, through its 14.667% ownership interest in Omnitel, holds a 10.267% interest in OPI.

The following financial information of Omnitel and OPI is prepared in accordance with U.S. generally accepted accounting principles and is reflected in U.S. dollars; the balance sheet information has been translated at the exchange rate on the balance sheet date and the statement of operations information has been translated at the average exchange rate for the period. The following information of Omnitel and OPI as of and for the year ended December 31, 1995 has been reclassified.

         Cellular Communications International, Inc. and Subsidiaries

4. INVESTMENT IN OMNITEL (CONTINUED)


The following summarizes the assets, liabilities and stockholders' equity of
Omnitel:



                                                DECEMBER 31
                                            1996           1995
                                      ------------------------------
ASSETS
Current assets                           $  9,542,000   $  5,912,000
Investment in OPI                         341,842,000    236,635,000
                                      ------------------------------
                                         $351,384,000   $242,547,000
                                      ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                      $  1,400,000   $  1,258,000
Stockholders' equity                      349,984,000    241,289,000
                                      ------------------------------
                                         $351,384,000   $242,547,000
                                      ==============================


The following summarizes the results of operations of Omnitel:


                                           YEAR ENDED DECEMBER 31
                                  1996             1995            1994
                           ------------------------------------------------

Revenues                      $           -   $           -   $           -
Costs and expenses                 (784,000)       (862,000)     (1,951,000)
Equity in net loss of OPI      (201,622,000)    (98,428,000)    (15,407,000)
                           ------------------------------------------------
Operating loss                 (202,406,000)    (99,290,000)    (17,358,000)
Interest income, net                543,000         859,000       1,842,000
                           ------------------------------------------------
Net loss                      $(201,863,000)   $(98,431,000)   $(15,516,000)
                           ================================================

         Cellular Communications International, Inc. and Subsidiaries

4. INVESTMENT IN OMNITEL (CONTINUED)

The following summarizes the assets, liabilities and stockholders' equity of
OPI:


                                                  DECEMBER 31
                                             1996             1995
                                      ----------------------------------
ASSETS
Current assets                           $  299,576,000   $  104,718,000
Property, plant and equipment, net          697,069,000      388,341,000
Intangible assets, net                      566,804,000      566,968,000
Deferred tax asset                          129,644,000                -
Other                                        14,925,000        2,829,000
                                      ----------------------------------
                                         $1,708,018,000   $1,062,856,000
                                      ==================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                      $  559,905,000   $  402,264,000
Long term debt                              647,806,000      315,557,000
Other liabilities                            11,961,000        6,985,000
Stockholders' equity                        488,346,000      338,050,000
                                      ----------------------------------
                                         $1,708,018,000   $1,062,856,000
                                      ==================================


The following summarizes the results of operations of OPI:



                                              YEAR ENDED DECEMBER 31
                                       1996            1995           1994
                                ----------------------------------------------

Revenues                          $ 488,472,000   $  30,092,000   $          -

Costs and expenses                  707,098,000     150,550,000     28,036,000
Depreciation and amortization       131,888,000      22,020,000      1,088,000
                                ----------------------------------------------
                                    838,986,000     172,570,000     29,124,000
                                ----------------------------------------------
Operating loss                     (350,514,000)   (142,478,000)   (29,124,000)
Interest income (expense), net      (61,616,000)      4,310,000      9,593,000
Income tax benefit                  127,573,000               -              -
                                ----------------------------------------------
Net loss                          $(284,557,000)  $(138,168,000)  $(19,531,000)
                                ==============================================

In 1996, based on an evaluation of the business plan of OPI, expectation of future market conditions and operating performance, management of OPI determined that a substantial portion of the valuation allowance on net deferred income tax assets was not required.

         Cellular Communications International, Inc. and Subsidiaries

5. GAIN ON SALE OF INVESTMENT IN JOINT VENTURE

In March 1992, CCII entered into an agreement to create a joint venture called Sterling Cellular Ltd. ("Sterling") for the purpose of developing new wireless communication business opportunities in India. In 1993, Sterling was selected as one of the two GSM cellular licensees for the city of Delhi, India and was awarded the license in December 1994. In December 1995, CCII waived and released its claim to participate in Sterling in exchange for approximately $40,000,000 in cash. CCII recorded a gain on this transaction of $38,901,000.

6. BANK LOAN PAYABLE AND CREDIT AGREEMENT

CCII obtained an $85,000,000 line of credit in April 1994. Amounts borrowed under the line of credit accrued interest, at CCII's election, either at the bank's prime rate or LIBOR plus .12%. The terms also included an unused commitment fee of .14% per annum. This line of credit expired on July 26, 1994, at which time CCII refinanced the $22,226,000 principal amount outstanding.

CCII obtained a $60,000,000 line of credit in July 1994. The terms of the line of credit included interest, at CCII's election, either at the bank's prime rate or LIBOR plus .75%. The terms also included an unused commitment fee of .25% per annum and a one-time facility fee of $120,000. This line of credit expired, and amounts borrowed plus unpaid interest and fees were paid on July 17, 1995.

On June 9, 1995, the Company entered into an agreement (the "Bridge Agreement") with CCII Funding, Inc. ("DLJ Bridge"), an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, which provided for the purchase of up to $80,000,000 in the aggregate principal amount of senior unsecured notes (the "Bridge Notes"). The Bridge Notes were scheduled to mature no later than June 12, 1996. DLJ Bridge purchased $50,000,000 of Bridge Notes on July 17, 1995, the proceeds of which were used to repay the bank loan and related fees to CCI (see Note 8) of approximately $48,750,000 and to pay fees incurred in connection with the Bridge Notes of approximately $1,250,000. The Company incurred costs of $1,293,000 in connection with the Bridge Agreement.

7. LONG-TERM DEBT

In August 1995, the Company issued $281,571,000 aggregate principal amount of 13-1/4% Senior Discount Notes due 2000 (the "Notes") and 282,000 warrants to purchase 317,000 shares of common stock. The Notes were issued at a price to the public of 52.783% or $148,622,000. The Company incurred $7,554,000 in fees and expenses in connection with the issuance of the Notes and warrants, of which $7,242,000 is included in deferred financing costs and $312,000 reduced paid-in capital.

         Cellular Communications International, Inc. and Subsidiaries

7. LONG-TERM DEBT (CONTINUED)

The original issue discount accretes at a rate of 13-1/4%, compounded semiannually, to an aggregate principal amount of $281,571,000 by August 15, 2000. In 1996 and 1995, $21,214,000 and $7,097,000, respectively, of the original issue discount was added to principal. The fair value of the Notes based on quoted market prices was $188,653,000 and $156,272,000 as of December 31, 1996 and 1995, respectively.

The warrants were valued at $21.96 each, resulting in deferred debt discount and a corresponding addition to paid-in capital of $6,182,000. In 1996 and 1995, $969,000 and $332,000, respectively, of the deferred discount was amortized.

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

The indenture required that $51,800,000 of the proceeds be placed in an escrow account until it was needed to finance the Company's additional capital contribution obligations to Omnitel. In 1996 and 1995, cash of $44,178,000 and $9,116,000, respectively, was used for additional contributions to Omnitel. The remaining $420,000 in the escrow account was released to the Company in 1996.

Proceeds from the issuance of the Notes and warrants of $50,000,000 were used to repay the Bridge Notes. In connection with the repayment of the Bridge Notes, the Company recorded as an extraordinary loss the write-off of $2,268,000 ($1,474,000 net of income tax benefit) consisting of unamortized deferred financing costs and debt discount.

Pursuant to the Notes indenture, any net proceeds from an asset sale that are not applied within 12 months after such asset sale to an investment in a related business will be deemed excess proceeds. When the aggregate amount of excess proceeds exceeds $5,000,000, the Company is required to make an offer to purchase the maximum principal amount of Notes that may be purchased using the excess proceeds, at an offer price in cash equal to 100% of the accreted value of the Notes. As a result of the Company's waiver and release of its claim to participate in Sterling in December 1995 in exchange for cash of approximately $40,000,000, the Company had approximately $38,900,000 of excess proceeds in December 1996. The Company made an offer to purchase Notes at the accreted value of $635.65 per $1,000 Note. In January 1997, upon the expiration of the offer, $70,000 principal amount of Notes were tendered and the Company paid approximately $44,500.

         Cellular Communications International, Inc. and Subsidiaries

8. RELATED PARTY TRANSACTIONS

CCI provided management, financial, legal and technical services to CCII. Amounts charged to CCII consist of salaries directly attributable to CCII, and indirect costs allocated utilizing direct labor hours as reported by the common officers and employees of CCI and CCII. For the years ended December 31, 1996, 1995 and 1994, CCI charged CCII $232,000, $896,000 and $914,000, respectively, which is included in general and administrative expenses. In August 1996, upon the merger of CCI with AirTouch, NTL Incorporated ("NTL") (formerly International CableTel Incorporated) commenced providing management, financial, legal and technical services to CCII. Amounts charged to CCII consist of salaries directly attributable to CCII, and indirect costs allocated utilizing direct labor hours as reported by the common officers and employees of NTL and CCII. In 1996, NTL charged CCII $351,000, which is included in general and administrative expenses. It is not practicable to determine the amounts of these expenses that would have been incurred had CCII operated as an unaffiliated entity. However, in the opinion of management of CCII, the allocation method is reasonable.

In January 1997, CCII and NTL agreed to a change in NTL's fee for the provision of management, financial, legal and technical services to CCII. NTL will charge CCII for direct costs where identifiable and a fixed percentage of its corporate overhead beginning January 1, 1997.

In connection with the Distribution, CCI was obligated to guarantee certain CCII indebtedness through July 31, 1994 if requested by CCII. As a result, CCI had guaranteed CCII's obligations under the $85,000,000 line of credit note. CCI earned a guarantee fee based upon the amount of indebtedness guaranteed. In June 1994, CCII reached an agreement with CCI for an extension of CCI's guarantee of up to $60,000,000 of CCII indebtedness until July 1995. This agreement provided for the payment of a guarantee fee to CCI on the amount drawn down under the guarantee, the reimbursement to CCI of a portion of the unused commitment fee that CCI paid to its banks, and the issuance to CCI of common stock warrants to purchase 133,000 shares of CCII common stock at fair market value on the effective date of the agreement. The fees to CCI of $2,094,000 were paid in July 1995. In July 1994, in exchange for CCII's payment of $2,400,000 to AirTouch, AirTouch gave its required consent to this extension pursuant to the CCI certificate of incorporation and as the sole holder of CCI's Class A Preference Stock.

Pursuant to the above referenced agreement, CCII issued warrants to CCI to purchase 133,000 shares of CCII common stock at an exercise price of $30.25 per share in July 1994. The value of these warrants was determined to be $1,810,000 which is included in deferred financing costs.

         Cellular Communications International, Inc. and Subsidiaries

9. INCOME TAXES

The 1996 income tax benefit differs from the statutory rate because no deferred tax benefit was recorded for the Company's net operating loss carryforwards and deductible temporary differences. The 1996 income tax benefit primarily represents the carryback of 1996 federal tax loss to 1995.

The 1995 income tax provision differs from the statutory rate principally because no deferred tax benefit was recorded for the Company's deductible temporary differences. The provision for income taxes in 1995 consists of current federal income taxes.

In 1995, the Company recorded an income tax benefit to additional paid-in capital of $2,157,000 attributable to the exercise of stock options including a portion of its income tax loss carryforward attributable to stock options.

The 1994 income tax provision differs from the statutory rate as no benefit has been given for the losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of CCII's deferred tax assets and liabilities are as follows:


                                                  DECEMBER 31
                                              1996           1995
                                        ----------------------------
Deferred tax assets:
 Equity in net loss of Omnitel            $ 13,650,000   $ 3,714,000
 Net operating loss carryforward             5,978,000             -
 Other                                         122,000       140,000
                                        ----------------------------
Total deferred tax assets                   19,750,000     3,854,000
 Valuation allowance for deferred tax
  assets                                   (19,750,000)   (3,854,000)
                                        ----------------------------
Net deferred tax assets                              -             -
Deferred tax liabilities                             -             -
                                        ----------------------------
Net deferred taxes                        $          -   $         -
                                        ============================


At December 31, 1996, the Company had a net operating loss carryforward of approximately $17,000,000 for U.S. federal income tax purposes that expires in 2011.

10. SHAREHOLDERS' EQUITY

STOCK SPLIT

On April 21, 1994, the Company declared a 3-for-2 stock split by way of stock dividend, which was paid on May 13, 1994. All common stock data in the Consolidated Financial Statements give effect to the stock split.

         Cellular Communications International, Inc. and Subsidiaries

10. SHAREHOLDERS' EQUITY (CONTINUED)

SHAREHOLDER RIGHTS PLAN

On November 8, 1990, the Board of Directors adopted a Rights Agreement which provides that one Right will be issued with each share of common stock. The Rights are not exercisable until the occurrence of certain potential takeover events and will expire on July 31, 2001 unless previously redeemed by CCII. When exercisable, each Right entitles the owner to purchase from CCII one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a purchase price of $88.

The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $.01 per share and will be entitled to an aggregate dividend of 100 times the dividend, if any, declared per share of common stock. In the event of liquidation, the holders of Series A Preferred Stock will be entitled to a minimum preferential liquidation payment of $1 per share and will be entitled to an aggregate payment of 100 times the payment made per share of common stock. Each share of Series A Preferred Stock will have 100 votes and will vote together with the common stock. In the event of any merger, consolidation or other transactions in which shares of common stock are changed or exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The rights are protected by customary antidilution provisions.

There are 1,000,000 shares of Series A Preferred Stock designated from the 2,500,000 authorized shares of Series Preferred Stock. No shares of Series A Preferred Stock are issued or outstanding.

WARRANTS

In August 1995, 282,000 warrants to purchase 317,000 shares of common stock at $37.00 per share were issued in connection with the 13-1/4% Senior Discount Notes. The warrants expire in August 2003. Warrants to purchase 133,000 shares of common stock at $30.25 per share were issued to CCI in July 1994 in connection with the bank loan. These warrants expire in July 1999.

STOCK OPTIONS

There are 2,284,500 shares of common stock reserved for issuance under the 1991 Stock Option Plan (the "Plan"). The Plan provides that incentive stock options be granted at fair market value of CCII's common stock on the date of grant, and nonqualified stock options be granted at not less than 85% of the fair market value of CCII's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1
thereafter, while the optionee remains an employee of CCII.   Options will
expire ten years after the date of the grant.

         Cellular Communications International, Inc. and Subsidiaries

10. SHAREHOLDERS' EQUITY (CONTINUED)

There are 150,000 shares of CCII common stock reserved for issuance to members of the Board of Directors who are not CCII employees under the Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides that all options be granted at the fair market value of CCII's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each anniversary of the grant date, while the
optionee remains a director of CCII.   Options will expire ten years after the
date of the grant. The Directors Plan provides for the automatic grant of options to purchase 7,500 shares to each member of the Board of Directors who is not an employee of CCII in 1997.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates of 6.56% and 6.61%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .388 and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:

                                           Year ended December 31
                                             1996          1995
                                         --------------------------

Pro forma net income (loss)              $(52,933,000)   $3,957,000
Pro forma net income (loss) per share          $(5.04)        $0.34

         Cellular Communications International, Inc. and Subsidiaries

10. SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended December 31, follows:




                                        1996                                   1995                                 1994
                             ------------------------------------------------------------------------------------------------------
                                               Weighted-                              Weighted-                           Weighted-
                                                Average                                Average                             Average
                                Number         Exercise               Number          Exercise              Number        Exercise
                              of Options         Price              of Options          Price             of Options        Price
                             ------------------------------------------------------------------------------------------------------


Outstanding-beginning of
 year                          1,888,000          $11.70            1,782,000          $   6.78           1,481,000         $  2.37
Granted                          139,000           33.25              268,000             41.22             486,000           18.33
Exercised                       (364,000)           3.41             (162,000)             6.35            (183,000)           1.77
Forfeited                              0            0.00                    0              0.00              (2,000)           2.36
                             -----------                          -----------                           -----------
Outstanding-end of year        1,663,000          $15.32            1,888,000          $  11.70           1,782,000         $  6.78
                             ===========                          ===========                           ===========

Exercisable at end of year     1,161,000          $ 9.99            1,281,000          $   6.09           1,107,000         $  3.90
                             ===========                          ===========                           ===========


Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1996 and 1995 is $20.83 and $25.88, respectively.


The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1996:

                          Stock Options Outstanding                                      Stock Options Exercisable
------------------------------------------------------------------------------        ------------------------------

                                             Weighted-            Weighted-                               Weighted-
   Range of                                  Remaining             Average                                 Average
   Exercise               Number            Contractual           Exercise                Number          Exercise
   Prices               of Options            Life                 Price               of Options          Price
--------------------------------------------------------------------------------------------------------------------
$0.19 to $0.91            186,000            4.5 Years             $0.552                186,000              $0.552
$1.03 to $1.92            235,000            4.5 Years             $1.746                235,000              $1.746
$2.17 to $4.25            398,000            5.3 Years             $2.945                352,000              $2.926
$13.42 to $17.33          405,000            7.5 Years            $17.208                233,000             $17.203
$27.50 to $38.25          209,000            9.0 Years            $34.491                 63,000             $35.179
   $41.75                 230,000            8.5 Years            $41.750                 92,000             $41.750
--------------------------------------------------------------------------------------------------------------------
Total                   1,663,000                                                      1,161,000
====================================================================================================================

                             Form 10-K--Item 14(d)

                         Index to Financial Statements

                Omnitel Sistemi Radiocellulari Italiani S.p.A.

Report of Independent Accountants........................................................................................ S-2
Statement of Income - Years Ended December 31, 1996 and 1995............................................................. S-3
Balance Sheet - December 31, 1996 and 1995............................................................................... S-4
Statement of Cash Flows - Years Ended December 31, 1996 and 1995......................................................... S-6
Statement of Changes in Stockholders' Equity - Years Ended December 31, 1996 and 1995.................................... S-7
Notes to the Financial Statements........................................................................................ S-8

                                                    Omnitel Pronto Italia S.p.A

Report of Independent Accountants........................................................................................ S-18
Statement of Income - Years Ended December 31, 1996 and 1995............................................................. S-19
Balance Sheet - December 31, 1996 and 1995............................................................................... S-20
Statement of Cash Flows - Years Ended December 31, 1996 and 1995......................................................... S-22
Statement of Changes in Stockholders' Equity - Years Ended December 31, 1996 and 1995.................................... S-23
Notes to the Financial Statements........................................................................................ S-24

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Omnitel Sistemi Radiocellulari Italiani S.p.A.



We have audited the accompanying balance sheets of Omnitel Sistemi Radiocellulari Italiani S.p.A. ("the Company") as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnitel Sistemi Radiocellulari Italiani S.p.A. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                        COOPERS & LYBRAND S.p.A.



Turin, Italy
February 28, 1997

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                              Statements of Income
              (in millions of Italian Lira except per share data)



                                                      For the years ended
                                                          December 31,
                                                   -------------------------
                                                         1996       1995

Income                                                       -         75
Operating expenses:
  - third parties                                       (1,210)    (1,455)
  - related parties                                          -        (24)
Equity in loss of Omnitel
   Pronto Italia S.p.A.                               (311,032)  (160,331)
                                                      --------   --------
Operating loss                                        (312,242)  (161,735)

Interest income, net                                       838      1,400
                                                      --------   --------

Net loss                                              (311,404)  (160,335)
                                                      --------   --------
Net loss per common share                                  471        337
                                                      ========   ========

Weighted average number of common
  shares outstanding                                       661        475
                                                      ========   ========

The accompanying notes are an integral part of these financal statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                                 Balance sheets
                         (in millions of Italian Lira)



                                           December 31,            December 31,
         ASSETS                               1996                    1995
                                        -----------------        ---------------

Cash and cash equivalents (Note 3)             13,519                 8,632
Receivables from related parties (Note 8)          90                    98
Other current assets                              876                   637
                                              -------               -------


Total current assets                           14,485                 9,367
                                              -------               -------

Investment in Omnitel Pronto Italia S.p.A.
 (Note 4)                                     518,916               374,948
                                              -------               -------

Total non-current assets                      518,916               374,948
                                              -------               -------

  Total assets                                533,401               384,315
                                              =======               =======

The accompanying notes are an integral part of these financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                                 Balance sheets
                         (in millions of Italian Lira)



LIABILITIES AND STOCKHOLDERS' EQUITY                 December 31,   December 31,
------------------------------------                     1996           1995
                                                     ------------   ------------
Accounts payable                                            141             54
Due to related parties (Note 8)                             214             36
Other current liabilities (Note 5)                        1,681          1,903
                                                       --------       --------

Total current liabilities                                 2,036          1,993
                                                       --------       --------

Deposit payable (Note 6)                                     90              -
                                                       --------       --------
Total Liabilities                                         2,126          1,993
                                                       --------       --------

Commitments and contingencies (Note 9)

Common stock (1996 757,500,000 and 1995 525,000,000
  shares, par  value Lit.1,000, authorized issued and
  outstanding)                                          757,500        525,000
Additional paid in capital                              282,500         50,000
Accumulated deficit                                    (508,725)      (192,678)
                                                       --------       --------
Total stockholders' equity (Note 10)                    531,275        382,322
                                                       --------       --------
Total liabilities and stockholders' equity              533,401        384,315
                                                       ========       ========

The accompanying notes are an integral part of these financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                            Statements of cash flows
                         (in millions of Italian Lira)


                                                           For the years ended
                                                                December 31,
                                                           --------------------
                                                             1996       1995


Cash flows from operating activities:
------------------------------------
Net loss                                                  (311,404)  (160,335)
Adjustment to reconcile net loss to net cash
 used in operating activities:
Equity in loss of Omnitel Pronto Italia S.p.A.             311,032    160,331
Change in operating assets and liabilities
(Increase) decrease in receivables from related parties          8     21,313
(Increase) decrease in other current assets                   (239)      (194)
Increase (decrease) in accounts payable                         87       (906)
Increase (decrease) in other current liabilities              (222)       477
Increase (decrease) in due to related parties                  178     (9,239)
                                                           --------   --------

   Net cash used in/provided by operating activities          (560)    11,447
                                                           ========   ========

Cash flows from investing activities:
------------------------------------
Investment in Omnitel Pronto Italia S.p.A.                (455,000)  (280,000)
Increase (decrease) in deposit payable                          90          -
                                                           --------   --------

   Net cash used in investing activities                  (454,910)  (280,000)
                                                           ========   ========

Cash flows from financing activities:
------------------------------------
Proceeds from issue of common stock                        465,000    275,000
Tax on issue of common stock                                (4,643)    (2,747)
                                                           --------   --------

   Net cash provided by financing activities               460,357    272,253
                                                           ========   ========

Increase (decrease) in cash and cash equivalents             4,887      3,700
Cash and cash equivalents at beginning of the year           8,632      4,932
                                                           --------   --------

   Cash and cash equivalents at the end of the year         13,519      8,632
                                                           ========   ========
Supplemental cash flow data:
Cash paid during the year for:
 Interest                                                        -          2
                                                           ========   ========
 Income taxes                                                    -          -
                                                           ========   ========

  The accompanying notes are an integral part of these financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                 Statements of changes in Stockholders' equity
                         (in millions of Italian Lira)




                                                 ADDITIONAL PAID  ACCUMULATED     TOTAL
                                   COMMON STOCK    IN CAPITAL       DEFICIT
                                   ------------  ---------------  ------------  --------
Balance as of December 31, 1994         300,000                -      (29,596)   270,404

Issue of common stock

-  January 26, 1995                     175,000                -            -    175,000

-  September 29, 1995                    50,000           50,000            -    100,000

Tax on issue of common stock                  -                -       (2,747)    (2,747)

Net loss for the year                         -                -     (160,335)  (160,335)
                                        -------          -------     --------   --------

Balance as of December 31, 1995         525,000           50,000     (192,678)   382,322

Issue of common stock

-  January 30, 1996                      52,500           52,500            -    105,000

-  March 28, 1996                        52,500           52,500            -    105,000

-  July 5, 1996                          52,500           52,500            -    105,000

-  September 5, 1996                     40,000           40,000            -     80,000

-  September 30, 1996                    35,000           35,000            -     70,000

Tax on issue of common stock                  -                -       (4,643)    (4,643)

Net loss for the year                         -                -     (311,404)  (311,404)
                                        -------          -------     --------   --------

Balance as of December 31, 1996         757,500          282,500     (508,725)   531,275
                                        =======          =======     ========   ========

  The accompanying notes are an integral part of these financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
             (in millions of Italian Lira unless otherwise stated)



1.   DESCRIPTION AND OWNERSHIP OF THE BUSINESS

     Omnitel Sistemi Radiocellulari Italiani S.p.A. ("the Company" or "Omnitel S.R.I.") was established on June 19, 1990 with the objective of constructing and operating cellular mobile telephone networks.

     The Company owns a 70% interest in Omnitel Pronto Italia S.p.A. ("OPI") a start up company until December 6, 1995 that was awarded a fifteen year license to operate a mobile cellular system based on the GSM standard on the Italian territory effective from February 1, 1995. Revenue from operations commenced at the end of 1995 following the launch of a fully operational service on December 7, 1995.

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

     The Company's stockholders are Ing. C. Olivetti S.p.A., Bell Atlantic International Inc., Cellular Communication International Inc., Telia International AB and Lehman Brothers Holding Inc.

     On December 23, 1996 Ing. C. Olivetti S.p.A. sold 62,567,265 of its common stock to Bell Atlantic International Inc., increasing the latters holding in the Company to 24.93%.

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

          In order to conform with accounting principles generally accepted in the United States of America ("US GAAP"), certain adjustments are reflected in the financial statements which are not recorded in the Italian books of account. These adjustments relate primarily to the recording of the loss on equity for the investment in OPI for US GAAP purposes (see Note 11.).

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

     2.5  NET LOSS PER COMMON SHARE

          Net loss per common share is calculated by dividing the net loss by the weighted average number of common stock shares outstanding.


3.   CASH AND CASH EQUIVALENTS

                                                December 31,       December 31,
                                                    1996               1995
                                                ------------       ------------

     Cash and cash equivalents consist of:
     - Cash and bank balances                          423              1,636
     - Italian state bonds                          13,096              6,996
                                                    ------              -----
     Total                                          13,519              8,632
                                                    ======              =====


     The Italian state bonds are subject to a purchase and resale agreement which provides that the Company resell them at a pre-determined price.

                OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
                         (in millions of Italian Lira
                           unless otherwise stated)
                                  Continued


4.   INVESTMENTS

     The movements in the investment account during 1996 were as follows:


     Balance as of December 31, 1995                    374,948

     Increase in common stock of OPI and Additional
     paid in capital (January 30, March 28, July 5,
     September 5 and September 30, 1996)                455,000

     Equity in loss of OPI for the year                (311,032)
                                                       --------
     Balance as of December 31, 1996                    518,916
                                                       ========

     As of December 31, 1996 and 1995 the Company held 735,000,000 and 507,500,000 shares of OPI respectively representing 70% of its outstanding common stock.

     The following is a summary of the financial information of OPI for the twelve months ended December 31, 1996 and 1995:

                OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
                         (in millions of Italian Lira
                           unless otherwise stated)
                                  Continued


                                                    December 31,
                                                  1996        1995
                                               ----------  ----------

    Total operating revenues                     753,542      49,018
    Operating expenses                         1,090,804     245,234
    Depreciation and amortization                203,457      35,869
    Interest expenses (revenues), net             95,052      (7,021)
    Income tax expenses (revenues)              (196,800)          -
                                               ---------   ---------
     Net loss                                    438,971     225,064
                                               =========   =========

     Omnitel S.R.I. - 70% share of net loss      307,280     157,545
    - 70% share of tax on common
       stock subscriptions and other               3,752       2,786
                                               ---------   ---------

     Equity in loss of OPI for the year          311,032     160,331
                                               =========   =========

     Current assets                              454,756     165,924
     Non current assets                        2,138,015   1,518,171
                                               ---------   ---------

     Total assets                              2,592,771   1,684,095
                                               =========   =========

     Current liabilities                         849,936     637,388
     Non current liabilities                   1,001,526     511,067
                                               ---------   ---------
     Total liabilities                         1,851,462   1,148,455
                                               =========   =========

     Net assets                                  741,309     535,640
                                               =========   =========

     Omnitel S.R.I. 70% share of equity          518,916     374,948
                                               =========   =========

                OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
                         (in millions of Italian Lira
                           unless otherwise stated)
                                  Continued

5.    OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                      December 31,
                                       1996   1995
                                      -----  -----
    - V.A.T.                              -    146
    - Tax on issue of common stock    1,500    990
    - Tax on stockholders' equity       138    680
    - Other                              43     87
                                      -----  -----
                                      1,681  1,903
                                      =====  =====


                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A

                         Notes to financial statements
                         (in millions of Italian Lira
                           unless otherwise stated)
                                  Continued


6.  DEPOSIT PAYABLE

     On September 18, 1996 the Company signed an agreement with a former employee of OPI and member of the Board of Directors of Omnitel S.R.I. giving him an option, for an amount totalling Lit. 90 million, to buy from Omnitel S.R.I. 262,500 shares of OPI for a price of Lit. 5,500 per share. The option will be exercisible during July 2000.



7.  INCOME TAXES

     No provision for current income taxes has been made as the Company is in a loss position.

     Significant components of the Company's deferred tax accounts are as follows:

                            December 31,   December 31,
                                1996           1995
                            -------------  -------------

     Deferred tax assets         268,386         85,296
     Valuation allowance        (268,386)       (85,296)
                                --------        -------
     Net deferred tax assets          -              -
                                ========        =======

     The deferred tax asset of Lit. 268,386 million and Lit.85,296 million relates principally to the temporary differences arising from the
     adjustment of the investment in  OPI  to  the  equity  method  at   the
     period end for financial reporting purposes but not for fiscal purposes.

     Full valuation allowance has been provided at December 31, 1996 and 1995 since it is not possible as at either date to establish that it is more likely than not that the assets will be realized.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A

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

     In the periods ended December 31, 1996 and 1995 transactions with related parties have been as follows:

                                                                                     December 31,
                                                                                     1996    1995
                                                                                    ------  ------

  Services rendered or reinvoicing of
   expenses (excluding VAT figures):
  - Olivetti Group                                                                      -      24
  - Telia International AB                                                              -      25
  - Cellular Communications
      International Inc.                                                                -      25
  - Bell Atlantic International Inc.                                                    -      25

Amounts due from or (to) as of December 31, 1996 and 1995 (amounts include VAT):

                                                                                      December 31,
                                                                                     1996     1995
                                                                                    ------   ------

Ing. C. Olivetti S.p.A.                                                              (203)     23
Cellular Communications International Inc.                                             30      25
Telia International AB                                                                 30      25
Bell Atlantic International Inc.                                                       30      25
Other                                                                                 (11)    (36)


                OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A.

                         Notes to financial statements
                         (in millions of Italian Lira
                           unless otherwise stated)
                                   Continued



9.  COMMITMENTS AND CONTINGENCIES

     As required by the terms of OPI's cellular concession, the Banca Commerciale Italiana has issued a guarantee to the Italian Ministry of Post and Telecommunications as of December 31, 1996 and 1995 on behalf of OPI for Lit.219.4 billion. The Company has provided a counter guarantee to the Banca Commerciale Italiana as of December 31, 1996 and 1995 in the amount of Lit.153.6 billion.



10. STOCKHOLDERS' EQUITY

     On March 24, 1995, the Board of Directors approved, on the basis of authorization obtained from the stockholders a share capital increase up to Lit.757,500 million by means of the issue of new shares of Lit.1,000 par value with a share premium of Lit.1,000 each for a total paid up capital of Lit.1,040,000 million. The subscription and payment of these amounts was completed before December 31, 1996.



11. RECONCILIATION TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN ITALY ("ITALIAN GAAP")

     In order to conform with accounting principles generally accepted in the United States of America, certain adjustments are reflected in the financial statements which are not recorded in the Italian statutory financial statements.

                 OMNITEL SISTEMI RADIOCELLULARI ITALIANI S.p.A

                         Notes to financial statements
                         (in millions of Italian Lira
                           unless otherwise stated)
                                  Continued


     As of December 31, 1996 and 1995 these adjustments which principally related to a different treatment of the investment in OPI, are summarized as follows:

                                                     1996       1995
                                                  ----------  ---------
NET INCOME

Net loss for the years ended December 31, 1996
and 1995 as reported                               (311,404)  (160,335)

Tax on common stock subscriptions capitalized
as an intangible asset under Italian GAAP            (2,072)    (1,143)
Loss on investment in OPI                           311,032    160,331
                                                  ---------   --------
Net adjustments                                     308,960    159,188
                                                  ---------   --------
Net loss under Italian GAAP                          (2,444)    (1,147)
                                                  ---------   --------
STOCKHOLDERS' EQUITY

Stockholders' equity                                531,275    382,322
Tax on common stock subscriptions capitalized
 as an intangible asset under Italian GAAP            6,551      3,980

Loss on investment in OPI                           496,196    185,164
                                                  ---------   --------
Net adjustments                                     502,747    189,144
                                                  ---------   --------
Stockholders' equity under Italian GAAP           1,034,022    571,466
                                                  =========   ========


                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Omnitel Pronto Italia S.p.A.

We have audited the accompanying balance sheets of Omnitel Pronto Italia S.p.A. as of December 31, 1996 and 1995 and the related statements of income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnitel Pronto Italia S.p.A. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                 COOPERS & LYBRAND S.p.A.

                                                 /s/ [SIGNATURE APPEARS HERE]

Turin, Italy
February 28, 1997

                         Omnitel Pronto Italia S.p.A.

                              Statement of Income
              (in millions of Italian Lira except per share data)

                                                        For the year ended
                                                            December 31,
                                                   ------------------------------
                                                      1996                1995
Operating revenues:
National service - outgoing                           241,254               1,322
                 - incoming                           173,740               1,438
International roaming                                  42,970                 352
Activations                                            36,995                  -
Hardware and accessories                              243,707              27,940
Other revenues                                         14,876              17,966
                                                     --------              ------
Total operating revenues                              753,542              49,018
                                                     ========              ======
Operating expenses:
Cost of sales and network
maintenance                                           667,739              69,566
Depreciation and amortization                         203,457              35,869
Advertising                                           113,368              20,962
Selling, general and
administrative                                        202,557             147,661
Provision for bad debt                                 99,197                 991
Taxes other than income taxes                           7,943               6,054
                                                    ---------             -------
Total operating expenses                            1,294,261             281,103
                                                    ---------             -------

Operating loss                                        540,719             232,085

Interest expenses (income), net                        95,052              (7,021)
                                                     --------             -------


Loss before income taxes                              635,771             225,064
Income tax expenses (benefit)                        (196,800)                 -
                                                     --------             -------
Net loss                                              438,971             225,064
                                                     ========             =======

Net loss per common share                                 479                 345
                                                         ====                ====

Weighted average number of
common shares outstanding                                 917                 652
                                                         ====                ====


   The accompanying notes are an integral part of these Financial Statements

                         Omnitel Pronto Italia S.p.A.

                                 Balance Sheet
              (in millions of Italian Lira except per share data)

ASSETS                                           December 31, 1996             December 31, 1995
------                                           -----------------             -----------------

Cash and cash equivalents                               24,517                        12,991
Accounts receivable, net (Note 3)                      255,197                        44,028
Due from related parties (Note 4)                      103,273                        36,115
Other current assets (Note 5)                           35,331                        34,928
Inventories (Note 6)                                    36,438                        37,862
                                                     ----------                   -----------

Total current assets                                   454,756                       165,924
                                                     ----------                   -----------

Equipment and furniture                                 90,096                        60,852
Leasehold improvements                                  40,928                        30,114
Network                                              1,041,890                       479,234
Construction in progress                                34,906                        70,532
   Less:
   ----
Accumulated depreciation                              (149,669)                      (25,405)
                                                     ----------                   -----------

Total property, plant and equipment,
  net (Note 7)                                       1,058,151                       615,327
                                                     ----------                   -----------

Concession and accessory charges, net
  (Note 8)                                             769,881                       828,855
Other intangibles assets,
  net (Note 8)                                          90,527                        69,506
Deferred Tax asset (Note 13)                           196,800                            -
Other assets (Note 9)                                   22,656                         4,483
                                                     ----------                   -----------

Total non-current assets                             2,138,015                     1,518,171
                                                     ---------                    -----------

        Total assets                                 2,592,771                     1,684,095
                                                    ===========                   ===========


   The accompanying notes are an integral part of these Financial Statements

                         Omnitel Pronto Italia S.p.A.

                                 Balance Sheet
              (in millions of Italian Lira except per share data)


LIABILITIES AND STOCKHOLDERS' EQUITY                                  December 31,          December 31,
------------------------------------                                     1996                    1995
                                                                      ------------          ------------
Short term debt (Note 10)                                                  112,968               30,595
Trade payables                                                             546,629              495,572
Due to related parties (Note 4)                                             49,617               84,219
Other current liabilities and accrued
  liabilities (Note 11)                                                    140,722               27,002
                                                                         ---------            ---------

Total current liabilities                                                  849,936              637,388
                                                                         ---------            ---------

Long term debt (Note 10)                                                   983,369              500,000

Accrual for severance pay (Note 12)                                         18,157               11,067
                                                                         ----------           ---------

        Total liabilities                                                1,851,462            1,148,455
                                                                         ---------            ---------

Commitments and contingencies (Note 16)

Common stock (1996 n. 1,050,000,000 and
1995 n. 725,000,000, par value Lit. 1,000
authorized issued and outstanding)                                       1,050,000              725,000
Additional paid in capital                                                 400,000               75,000
Accumulated deficit                                                       (708,691)            (264,360)
                                                                         ----------           ---------

        Total stockholders' equity (Note 17)                               741,309              535,640
                                                                         ---------            ---------

        Total liabilities and stockholders' equity                       2,592,771            1,684,095
                                                                         =========            =========

   The accompanying notes are an integral part of these Financial Statements

                         Omnitel Pronto Italia S.p.A.

                            Statement of Cash Flows
                         (in millions of Italian Lira)


                                                                                For the year ended
                                                                                   December 31,
                                                                          ------------------------------
                                                                             1996                1995
Cash flows from operating activities:
------------------------------------
Net loss                                                                    (438,971)         (225,064)
Adjustments to reconcile net loss to net
cash used in operating activities
 . Depreciation and amortization                                              203,457            35,869
 . Provision for severance pay                                                  7,477             3,969
 . Provision for bad debt                                                      99,197               991
 . Increase to deferred tax asset                                            (196,800)               -

Changes in assets and liabilities, exclusive of
investing and financing activities:
 . (Increase) Decrease in accounts receivable                                (310,366)          (45,019)
 . (Increase) Decrease in amounts due from related
  parties                                                                    (67,158)          (32,429)
 . (Increase) Decrease in other current
  assets                                                                        (403)          (23,578)
 . (Increase) Decrease in inventories                                           1,424           (37,862)
 . Increase (Decrease) in trade payables                                       51,057           119,766
 . Increase (Decrease) in amounts due to related parties                      (34,602)           (5,480)
 . Increase (Decrease) in other current
  liabilities and accrued liabilities                                        113,720            17,490
 . Increase (Decrease) in accrual for severance pay                              (387)            3,063
 . Write-off of property, plant and equipment                                   3,741                -
                                                                           ---------          --------

        Net cash used in operating activities                               (568,614)         (188,284)
                                                                           =========          ========

Cash flows from investing activities:
-------------------------------------
Additions to property, plant and equipment                                  (571,127)         (585,417)
Additions to intangible assets                                               (40,942)          (81,763)
Additions to other assets                                                    (18,173)             (389)
Increase (Decrease) in trade payables                                             -            349,409
                                                                           ---------          --------
        Net cash used in investing activities                               (630,242)         (318,160)
                                                                           =========          ========

Cash flows from financing activities:
-------------------------------------
Proceeds from issuance of common stock and additional
paid in capital                                                              650,000           400,000
Proceeds from issuance of stock options                                        1,140                -
Tax on common stock subscriptions                                             (6,500)           (3,980)
Proceeds from loans                                                          983,369           100,000
Repayment of Bridge loan                                                    (500,000)
Proceeds from short term loans and bank overdrafts                            82,373            30,515
Commission on syndicated loan and other charges                                   -            (39,231)
                                                                           ---------          --------
        Net cash provided by financing activities                          1,210,382           487,304
                                                                           =========          ========

Increase (Decrease) in cash and cash equivalents                              11,526           (19,140)
Cash and cash equivalents at the
 beginning of year                                                            12,991            32,131
                                                                           ---------          --------
Cash and cash equivalents at the end of
 the period                                                                   24,517            12,991
                                                                           =========          ========
Supplemental cash flow data:
Cash paid for interest, net of Lit. 42,776
capitalized in 1995.                                                          73,018               291
                                                                           =========          ========
Income taxes                                                                      -                 -
                                                                           =========          ========

   The accompanying notes are an integral part of these Financial Statements

                         Omnitel Pronto Italia S.p.A.

                 Statement of Changes in Stockholders' Equity
             (in millions of Italian Lira unless otherwise stated)


                                                                      Additional
                                                                       paid in          Accumulated
                                               Common stock            capital            deficit            Total
                                               ------------           -----------       -----------         --------

                                          Shares           Amount
Balance as of January 1, 1994                0.2              200               -               160              360

Issue of common stock:
-   February 22, 1994                      199.8          199,800               -                 -          199,800
-   May 18, 1994                           200.0          200,000               -                 -          200,000

Tax on issue of common stock                  -                 -               -            (3,997)          (3,997)
Net loss for the period                       -                 -               -           (31,479)         (31,479)
                                          ------        ---------         -------          --------          -------
Balance as of December 31, 1994            400.0          400,000               -           (35,316)         364,684

Issue of common stock:
-  January 26, 1995                        250.0          250,000               -                 -          250,000
-  September 29, 1995                       75.0           75,000          75,000                 -          150,000
Tax on issue of common stock                  -                 -               -            (3,980)          (3,980)

Net loss for the period                       -                 -               -          (225,064)        (225,064)
                                          ------        ---------         -------          --------          -------
Balance as of December 31, 1995            725.0          725,000          75,000          (264,360)         535,640

Issue of common stock:
-  January 30, 1996                         75.0           75,000          75,000                  -         150,000
-  March 28, 1996                           75.0           75,000          75,000                  -         150,000
-  July 5, 1996                             75.0           75,000          75,000                  -         150,000
-  September 5, 1996                        50.0           50,000          50,000                  -         100,000
-  September 30, 1996                       50.0           50,000          50,000                  -         100,000

Tax on issue of common stock                   -                -               -             (6,500)         (6,500)
Net loss for the period                        -                -               -           (438,971)       (438,971)
Issuance pursuant to stock
option plans                                   -                -               -              1,140           1,140
                                         -------        ---------         -------           --------         -------
Balance as of December 31, 1996          1,050.0        1,050,000         400,000           (708,691)        741,309
                                         =======        =========         =======           ========         =======

   The accompanying notes are an integral part of these Financial Statements

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)


1.      Description and ownership of the business

        The Company was established in 1985 as a subsidiary of the Olivetti Group. It remained substantially dormant until February 22, 1994 when it was acquired by Omnitel Sistemi Radiocellulari Italiani S.p.A. and Pronto Italia S.p.A. and changed its name to Omnitel Pronto Italia S.p.A.

        The Company's corporate purpose is to construct and operate a mobile cellular system in Italy based on the GSM standard (Group Special Mobile).

        During 1994 Omnitel Pronto Italia S.p.A. obtained a fifteen year license to operate the cellular mobile telephone network effective February 1, 1995. In the course of 1995, the Company carried out an experimental service exercise between October 3, 1995 and December 6, 1995 and launched a full operational service from December 7, 1995.

        Activities carried out during 1996 were mainly related to the construction of the network and to the launch of operational service. In accordance with the clauses of the license, on March 13, 1996 the National roaming access was obtained from Telecom Italia Mobile S.p.A., thus granting to the Company the same operational level as its competitor.

        As of December 31, 1996, the stockholders of Omnitel Pronto Italia S.p.A. were as follows:

        Omnitel Sistemi Radiocellulari Italiani  (Omnitel S.R.I.) S.p.A.   70%
        Pronto Italia (P.I.) S.p.A.                                        30%
                                                                         -----
        Total                                                             100%
                                                                          ====

        The Company currently purchases predominantly all of the hardware and software for the construction of the network from Nokia
        Telecommunications Italia, although alternative suppliers are readily available.

        In accordance with the Italian law, the Financial Statements must be approved by the annual stockholders' meeting. The present financial statements have not yet been approved by the above meeting.

        In the course of 1996, the Italian Government was empowered by the Parliament which propose to modify the fiscal tax rules related to local tax ("ILOR"). Temporary differences considered for the computation for deferred tax assets and liabilities do not consider potential changes to the existing tax rules, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

                         Omnitel Pronto Italia S.p.A.

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

        2.1    Basis of presentation and preparation of financial statements

                The financial statements are prepared under the historical cost convention and in accordance with applicable accounting principles. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to provision for bad debt and the estimate of depreciation of fixed assets.

                Prior to December 7, 1995, the Company was considered to be in a development stage in accordance with the requirements of Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development stage Enterprises". The deficit accumulated during the development stage was Lit. 222,311 million.

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

                         Omnitel Pronto Italia S.p.A.

                      Notes to the Financial Statements
            (in millions of Italian Lira unless otherwise stated)
                                   Continued


2.3    Receivables and payables

       Receivables and payables are reflected at their stated value. Receivables are reduced to their expected realizable value by an allowance for bad debt.

       Receivables and payables denominated in foreign currencies are stated using the year-end exchange rates. The resulting gains or losses are recorded in the statement of income.

2.4    Equipment and Leasehold Improvements

       Equipment and Leasehold Improvements are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives (five to eight years) or lease life. Major replacements and improvements are capitalized, and maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations. The assets and related accumulated depreciation or amortization accounts are adjusted for assets retirement or disposal with the resulting gain or loss shown in operating expenses.

       Expenditure for maintenance, repairs and minor replacements are charged to current operations. Expenditure for major replacements and improvements are capitalized.

2.5    Assets under construction

       Assets under construction consist of the direct costs relating to the construction of the network. These include costs such as hardware, software, direct labour costs incurred in construction, as well as other costs relating to Network Planning and Implementation. All costs not directly related to the development and construction of the network have been charged to current operations. The depreciation of completed and operational sites started from the launch date of December 7, 1995.

2.6    Intangible assets

       The direct and indirect costs incurred to obtain the concession as well as the interest on the related bank loan up to inception of service were capitalized in 1995 and are amortized over the license period starting from the month in which the commercial telephone service began. All other intangible assets are amortized on a straight-line basis over their estimated useful lives.

                         Omnitel Pronto Italia S.p.A.

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

         2.9    Accrual for severance pay

                Under Italian law, deferred compensation accrues in favour of employees which they (or in the event of their death, their heirs) are entitled to collect upon termination of employment. The amount payable related to each year's service is calculated on the basis of the remuneration for that year and will be subject to annual revaluations based on increases in the Italian cost-of-living index (ISTAT). Provision for the effect of such revaluations is made as increases in the cost-of-living index are realized.

         2.10   Financial Instruments

                The company utilizes derivative financial instruments such as interest rate swap, interest rate collar and cap agreements to limit its exposure to changing interest rates but does not hold or issue such financial instruments for trading purposes.

                Premiums to obtain interest rate caps are deferred and applied over the period of the related commitment and are included in prepaid financial charges within other current assets. Net cash paid or received on interest rate swaps and interest rate collar and cap agreements are reflected as an increase or decrease of the interest expense during the period.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


         2.11   Commission on Syndicated loan facility

                Up-front costs such as commission incurred in respect of the Syndicated loan facility (see Note 8) have been capitalized and are being amortized on a straight-line basis over the period of the facility, which approximates the interest method.

         2.12   Revenue Recognition

                Operating revenues for communications services, which exclude value added tax and other sales tax, are recognized as services are rendered. Unbilled revenues resulting from cellular services provided from the billing cycle date to the end of each month are calculated and recorded.

                Operating revenues for the Company's product distribution business are recognized upon delivery of products to customers.

         2.13   Software costs

                Software costs are capitalized and amortized over five years. Software development costs are expensed as incurred.

         2.14   Advertising costs

                In accordance with SOP 93-7, advertising costs are charged to the statement of income in the period in which they are occurred.

         2.15   Accounting Pronouncements

                In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes the accounting standards for the impairment of long-lived assets acquired to be held and used, and for long-lived assets and certain intangible assets to be disposed of. During 1996, the statement became effective; management have applied the provisions of SFAS 121 and are satisfied that this has not had any impact on the financial statements.

                         Omnitel Pronto Italia S.p.A.

                      Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


         2.16   Stock option

                In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation". This Statement defines a fair value based method of accounting for stock-based employee compensation plans. Although all entities are encouraged to adopt this method of accounting for all employee stock compensation plans, SFAS 123 allows an entity to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The company intends to follow the option that permits entities to apply APB Opinion No. 25.

         2.17   Net loss per common share

                Net loss per common share is computed by dividing the net loss as reported in the statements of income by the weighted average number of common shares outstanding during the period.

         2.18   Reclassification of statement of income

                Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. These reclassification have no effect on previously reported net loss or stockholders' equity.


3.       Accounts receivable, net

         Accounts receivable, net, consisted of the following (in millions of Italian Lira):

                                               December 31,     December 31,
                                                   1996             1995
                                               ------------    -------------
         Subscribers - communication
           services                                315,874            8,550
         Dealers - product distribution
           business                                 39,511           36,469
         Less:
         Provision for bad debts                  (100,188)            (991)
                                               -----------          --------
                                                   255,197            44,028
                                                ===========          =======

                                     S-29

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



4.    Transactions with related parties

      As of December 31, 1996 and 1995 the analysis of related parties balances, including VAT, was as follows:


                                               December 31, 1996                   December 31, 1995

                                        Receivables         Payables         Receivables           Payables
         Omnitel S.R.I.                           -                                    -                  -

         P.I.                                     -                                    -            (1,700)

         Omnitel Gestioni                     1,776             (172)                  -                  -

         Olivetti group                       2,626          (43,677)                116           (71,524)

         AirTouch Int.l                           6           (1,873)                 88            (6,912)

         Bell Atlantic                           89           (2,600)                 23            (1,155)

         Telia International                      -             (346)                  -            (2,215)

         C.C.I.                                  28                 -                 23              (189)

         Lehman Brothers                          -             (453)                  -                  -

         Mannesmann                               -             (198)                  -              (362)

         Current accounts
         with Olivetti group
         companies                           98,748             (298)             35,865              (162)
                                             ------             -----             ------            -------

         Total                              103,273          (49,617)             36,115           (84,219)
                                            =======          ========             ======           ========

      Accounts with Olivetti group companies are regulated by written contract and mainly relate to the payment of payroll costs performed at group level and to V.A.T. balances, paid in accordance with Italian law at group level. The debit balance is due primarily to the V.A.T. position.

      On the basis of the contract, the VAT debit balance will be repaid beginning January 1, 1997.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)

                                   Continued

         The analysis of amounts charged to the Company by related parties, is as follows:


                                                               1996                                1995
                                                    --------------------------          -------------------------
                                                    Costs               Income           Costs             Income
            P.I.                                           -                 -            1,700                 -

            Omnitel Gestioni                           2,100             4,014                -                 -

            Olivetti group                            58,029             2,422           54,555                65

            AirTouch Intl.                             5,913                 6           12,259                13

            Bell Atlantic                              4,365                57            5,989                 -

            Telia International                          586                 -            2,313                 -

            C.C.I.                                         4                 -              486                 -

            Lehman Brothers                              453                 -                -                 -

            Mannesmann                                   265                 -              314                 -
                                                     -------             -----           ------            ------
            Total                                     71,715             6,499           77,616                78
                                                     =======             =====           ======            ======

         Related party expenses relate principally to the services of personnel rendered to the Company. In addition, the Company has a relationship with Ing. C. Olivetti & Co. S.p.A. who provide payroll services to the Company on an ongoing basis.

         The amounts debited by related parties in 1996 include Lit. 39,776 million of network services, Lit. 20,740 million of general and administrative expenses, Lit. 10,746 million of cost of sales and network maintenance and Lit. 453 million of consultant fees. The revenues include local services outgoing for an amount of Lit. 1,572 million, hardware sales for a total amount of Lit. 4,600 million, other revenues for a total amount of Lit. 327 million.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)

                                   Continued

5.       Other current assets

         The balances as of December 31, 1996 and 1995 are analyzed as follows:


                                                                      December 31,              December 31,
                                                                         1996                       1995
                                                                      ------------              -------------
         V.A.T. and withholding
         tax recoverable                                               14,855                     19,191
         Prepaid rents                                                 15,112                      5,378
         Prepaid financial charges                                      1,175                      1,296
         Advance to suppliers                                           3,241                      7,896
         Other                                                            948                      1,167
                                                                       ------                     ------
         Total                                                         35,331                     34,928
                                                                       ======                     ======

         Prepaid rents mainly relate to the contracts for the utilization of the fixed network of Telecom S.p.A. and to the sites utilized for the network.

         Prepaid financial charges included Lit. 996 million relating to the deferral of premium paid in order to obtain interest rate swaps (see Notes 2.10 and 15).

6.       Inventories

         Inventories, net of obsolescence reserve, consist of:


                                                                      December 31,            December 31,
                                                                         1996                     1995
                                                                      ------------            ------------
         Cellular phones and accessories                                37,884                   36,640
         Cellular phones obsolescence reserve                           (5,448)                    (193)
         Sim cards                                                       4,002                    1,415
                                                                        ------                    -----
         Total                                                          36,438                   37,862
                                                                        ======                   ======

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



7.       Property, plant and equipment

         Property, plant and equipment as of December 31, 1996 and 1995 consist of the following:


                                                          December            December
                                                          31, 1996            31, 1995            Estimated
                                                          at cost             at cost            useful lives
                                                         ---------           ---------           ------------
         Technical instruments and
         equipment                                          14,425              10,772              5 years

         Office furniture and equipment                     41,751              30,609            5-8.33 years

         Electrical equipment                               33,920              19,471             5.55 years

         Leasehold improvements                             40,928              30,114           lease term or
                                                         ---------           ---------           life of assets,
                                                                                                 if shorter

                                                           131,024              90,966
                                                         ---------           ---------

         Network:
         - specific plant                                   29,093              10,239            6.67 years

         - radio and transmission
         equipment                                         398,955             165,953            6.67 years

         - computer and electronic
         equipment                                         202,820              99,321            5.55 years

         - fixtures                                         35,031              10,994             10 years

         - know-how                                        204,656             125,915           life of the
                                                                                                 concession
         - improvements to network
         properties                                        171,335              66,812           lease term or
                                                         ---------           ---------           life of assets,
                                                                                                 if shorter
                                                         1,041,890             479,234
                                                         ---------           ---------

         Total cost                                      1,172,914             570,200

         Less: Accumulated depreciation                   (149,669)            (25,405)
         ----                                            ---------           ---------

                                                         1,023,245             544,795

         Assets under construction                          34,906              70,532
                                                         ---------           ---------

                                                         1,058,151             615,327
                                                         =========           =========

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

8.       Intangible assets

         The balances for intangible assets as of December 31, 1996 and 1995 can be detailed as follows:

                                                            December 31,         December 31,     Estimated
                                                          1996 - at cost       1995 - at cost    Useful lives
                                                          --------------       --------------    ------------
           Concession and accessory charges
           Concession fee                                      750,000              750,000
           Bid preparation costs incurred by:
           -  Omnitel S.R.I. and P.I.                           27,784               27,784
           -  Other                                              8,799                8,799
           Interest and commission relating to the
             bridging loan and performance bond                 46,141               46,141
                                                               -------             --------
           Concession and accessory charges                    832,724              832,724         15 years

           Less: Accumulated amortization                      (62,843)              (3,869)
                                                              --------            ---------

           Concession and accessory charges, net               769,881              828,855
                                                              ========            =========


           Other intangible assets

           Cost of usage rights of software and others          79,573               38,631          5 years
           Less accumulated amortization                       (23,763)              (7,854)
                                                              --------            ---------
           Cost of usage rights of software and others,
             net                                                55,810               30,777
                                                              --------            ---------
           Commission on syndicated loan and other
             charges                                            39,231               39,231         10 years
           Less: Accumulated amortization                       (4,514)                (502)
                                                              --------            ---------
           Commission on syndicated loan and other
             charges, net                                       34,717               38,729         10 years
                                                              --------            ---------
           Total other intangible assets, net                   90,527               69,506
                                                              ========            =========

           Total intangible assets                             860,408              898,361
                                                              ========            =========

         On November 30, 1994, the Company made a lump-sum payment (Lit.750,000 million) for the concession by the Ministry for Post and Telecommunications for the installation and operation, on a non-exclusive basis, of the GSM service on the Italian territory. The concession was effective from February 1, 1995 and will have a duration of fifteen years.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



9.       Other assets

         The balances as of December 31, 1996 and 1995 are analyzed as follows:

                                                                            December 31,        December 31,
                                                                                1996                1995
                                                                            ------------        ------------
         Deposit paid to the Ministry for
           the release of the concession                                       3,000               3,000
         Special cash collateral                                              11,144                   -
         Investment in Omnitel Gestioni S.p.A.                                 3,200                 200
         Long term receivable and others                                       5,312               1,283
                                                                             -------              ------
         Total                                                                22,656               4,483
                                                                             =======              ======

         The deposit paid to the Ministry of Post and Telecommunications will remain in place throughout the duration of the concession and earns interest at the annual rate of 3.5%.

         Special cash collateral consists of remunerative pledged accounts issued for the purposes of securing the obligations of the Company towards the Principal Issuing Banks of the Syndicated loan facility (see Note 10.1).

         Omnitel Gestioni S.p.A. is a subsidiary that manages mobile phone retail shops. The shares of the Company are pledged in favour of the Agent Bank of the Syndicated loan facility, in accordance with the clauses of the facility contract.

         Long term receivables relate to display corners sold to the Company's dealers. Payment is received in instalments.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



10.      Debt

         The amount due to banks and financial institutions as of December 31, 1996 and 1995 can be further detailed as follows:

                                                                December 31,                   December 31,
                                                                    1996                           1995
                                                                ------------                   ------------
         Short term debt:
         - Bank overdrafts                                         24,968                         20,595
         - Short term bank loan                                    88,000                         10,000
                                                                  -------                         ------
         Total short term debt                                    112,968                         30,595
                                                                  -------                         ------

         Long term debt:
         - Bridge loan                                                --                         500,000
         - Syndicated loan agreement                              677,369                            --
         - Finnish Export Credit loan                             306,000                            --
                                                                  -------                        -------
         Total long term loan                                     983,369                        500,000
                                                                  -------                        -------

         Total Debt                                             1,096,337                        530,595
                                                                =========                        =======

         The short term bank loan relates to a loan granted for a period not exceeding one month.

         The bridge loan jointly granted by three Italian banks (Banca di Roma, Banca Commerciale Italiana and Crediop) was repaid on February 13, 1996 using the first drawdown of the Syndicated Loan Agreement. As the Company signed the Syndicated Loan facility on November 30, 1995 and the agreement provided for the first drawdown to be used to repay the above bank loan, this bridge loan was classified in 1995 as a long term liability as required by Statement of Financial Accounting Standards No. 6 "Classification of Short Term Obligations expected to be refinanced".

         10.1     Syndicated loan facility

                  On November 30, 1995 the Company signed a Syndicated loan facility amounting to Lit.1,800 billion with a number of financial institutions.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


                  The facility consists of three tranches, being two tranches of Lit.1,000 billion and Lit. 200 billion linked to LIBOR (London Inter-Bank Offered Rate) and the third tranche of Lit. 600 billion linked to RIBOR (Rome Inter-Bank Offered Rate). The interest rate of the facility is linked to the cash flows of the Company. The rate was initially set at the interbank rate plus 1.75%, subsequently falling to a minimum of 0.625% with increasing operating cash flows.

                  This was reduced to 1.625% on December 7, 1995 due to the Company achieving 40% territory coverage. Commitment fees are due from the Company on the unutilized amount of the facility at a rate of 0.5% per annum, payable quarterly in arrears.

                  The two LIBOR tranches consist of a facility for a maximum amount of Lit. 1,000 billion available by way of term loan advances and of a revolving short term advances facility for a maximum amount of Lit. 200 billion. The two facilities are available in predetermined freely available multicurrencies subject to appropriate hedging. The total borrowed under these two facilities as at December 31, 1996 amounts to Lit. 667,021 million and was completely drawn down in yen.

                  The RIBOR tranche, for a maximum amount of Lit. 600 billion, is available by way of term loan advances in Italian Lira and/or the issue of guarantees. The tranche has been utilised for outstanding guarantees required by Finnish Export Credit Ltd. (FEC) for a total amount of Lit. 334,305 million and by Lit. 10,348 million for a term loan advance.

                  The facility has a duration of 10 years of which the first 4 years relate only to utilization. Repayment is at increasing rates commencing from the end of the fifth year.

                  In accordance with the contract, the aggregate of advances outstanding was limited to Lit. 1,400 billion for the period ending December 31, 1996, stepping-up to Lit. 1,600 billion up to June 1997 and Lit. 1,800 billion thereafter.

                  The facility includes several financial and operating covenants such as dividend distribution restrictions, minimum territory coverage, and restrictions over changes in direct and indirect ownership of the Company. There are also provisions for the use of several pledged cash collateral accounts under the terms of the facility.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued



                  As a requirement of the above facility, the Company entered into an insurance security agreement, whereby the Company pledged all of its present and future rights arising from a number of the Company's insurance policies. This pledge is in favour of the financial institutions providing the facility.

         10.2     Nokia/Finnish Export Credit Ltd.

                  The Company signed an agreement with Nokia during 1994 for the supply of basic telecommunications equipment for a minimum expected purchase value of Lit. 360,000 million.

                  The contract included a financing agreement with Finnish Export Credit Ltd (FEC), a wholly owned subsidiary of the Finnish Government, for 85% of the amounts involved. On December 31, 1995 the credit agreement with Finnish Credit Export Ltd for a total value of Lit. 306,000 million was signed.

                  The credit facility has been fully utilized in 1996. Interest is payable at LIBOR plus 0.225% during the drawingdown period and at a fixed rate of 9% thereafter. The facility is repayable in equal semi-annual instalments over 5 years from the completion date of October 1996. A portion of the loan will be repayed in the course of 1997 (Lit. 61,200 million). This loan is completely classified as a long term liability in accordance with Statement of Financial Accounting Standards No. 6 "Classification of Short Term Obligations expected to be refinanced".

                  The credit facility is collateralized by a guarantee from the Syndicated Loan Facility for Lit. 334,305 million (109.25% of the credit line).

                  The agreement provides for the use of a pledged cash collateral account, partially utilized in the course of 1996.

         10.3     Other

                  The Company has entered into interest rate swap agreements (see Note 15) in order to manage its exposure to interest rate fluctuations.

                  At December 31, 1996 the Company had short-term credit facilities with several financial institutions totalling Lit. 228 billion of which Lit. 139 billion were unused.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

            The Company's weighted average interest rates calculated as at December 31, 1996 and as of December 31, 1995 were 13.37% and 11.23% per annum respectively.

11.     Other current liabilities and accrued liabilities

        Other current liabilities are analyzed as follows:

                                                                  December 31,                 December 31,
                                                                      1996                        1995
                                                              ------------------             ----------------
         Tax withheld at source and
         annual tax on stockholder's equity                            4,556                       6,757
         Other tax payable                                            59,135                       2,025
         Bank interest and commission fees accrued                    14,888                       6,087
         Payable to social security institutions                      10,973                       6,735
         Accrued payroll                                              15,224                       5,182
         Advances from GSM subscribers                                25,600                          -
         Other                                                        10,346                         216
                                                                     -------                      ------
         Total                                                       140,722                      27,002
                                                                     =======                      ======

        Other tax payable includes Lit. 30,230 million relating to the government concession tax collected monthly from each customer, Lit. 14,429 million of stamp duty on new contracts and Lit. 12,445 million relating to the annual concession charge computed on GSM service gross revenues (see Note 16.1).

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


12.      Accrual for severance pay

         Under Italian law, deferred compensation accrues in favour of employees which they (or in the event of their death, their heirs) are entitled to collect upon termination of employment. The amount payable related to each year's service is calculated on the basis of the remuneration for that year and will be subject to annual revaluations based on increases in the Italian cost-of-living index (ISTAT). Provision for the effect of such revaluations is made as increases in the cost-of-living index are realized. The balance consists of:

                                                                          December 31,          December 31,
                                                                              1996                  1995
                                                                       -----------------      ----------------
         Employee severance pay                                              17,860                 10,946
         Agents leaving indemnities                                             297                    121
                                                                            -------               --------
         Total                                                               18,157                 11,067
                                                                            =======               ========


13.      Income taxes

         A tax credit has been recorded in 1996. No provision for income taxes has been made for 1995.

         Based on the statutory results and the estimate of investment incentive deductions as of December 31, 1996 the Company has net operating loss carryforwards at that date of Lit. 1,366,000 million (1995: Lit. 844,000 million) which expire in the years 1999 through 2001. Approximately Lit. 50,000 million (1995: Lit. 699,000 million) are the result of investment incentives granted in the form of deductions from taxable income.

         The enacted corporation tax rate for the Company in the years 1996 and 1995 was 53.2% comprising local ("ILOR") tax at 16.2% and national ("IRPEG) tax at 37%. For IRPEG purposes only, net operating losses may be carried forward and applied against the taxable income of the following 5 years. No such loss carryforward facility exists for ILOR purposes.

         For 1996 and 1995, deferred tax assets and liabilities arising from temporary differences have been computed at the full rate of 53.2%; the asset represented by net operating loss carryforwards has been computed at the IRPEG rate of 37%.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)

                                   Continued

      Deferred tax balances as at December 31, 1996 and 1995 can be summarized as follows:


                                                        December 31,                   December 31,
                                                           1996                            1995
                                                      ---------------                ---------------
      Deferred tax assets
      Start up and other costs
      deductible in future periods                            120,079                         96,630
      Net operating loss carryforwards                        505,541                        275,630
                                                           ----------                     ----------
      Total gross deferred tax assets                         625,620                        372,260

      Deferred tax liabilities
      Amortization of the government
      concession for fiscal purposes
      only                                                    (21,943)                       (25,630)
                                                           ----------                     ----------
      Net deferred tax assets                                 603,677                        346,630
      Less: Valuation allowance                              (406,877)                      (346,630)
                                                           ----------                     ----------
      Net carrying value amount                               196,800                              -
                                                           ==========                     ==========

      A valuation allowance was provided against the total deferred tax assets as of December 31, 1995 as the Company had not sufficient assurance that the assets would be realized.

      In 1996, based on an evaluation of the business plan, expectation of future market conditions and operating performance, management determined that a substantial portion of the valuation allowance was not required. A valuation allowance of Lit. 406,877 million has been maintained primarily for remaining tax loss carryforwards for which it is more likely than not that the deferred tax assets will not be realized.

14.   Statement of Income

      As specified in note 2.18, the 1995 statement of income amounts have been reclassified in order to permit a better comparability with the 1996 amounts.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


15.      Financial instruments

         The Company has entered into interest rate swap, cap and collar agreements to manage the impact of interest rate fluctuations.

         At December 31, 1996 and December 31, 1995, the Company was party to interest rate swap agreements, for hedging purposes, to exchange variable rate payments for fixed rate payments periodically over the life of the agreements. At the same dates, the Company was also party to a cap agreement, whereby the Company is protected in the event that interest rates rise over the relevant strike level. At December 31, 1996 the Company was party to collar agreements under which the Company buys a cap in order to protect itself in the event interest rates increase and writes a floor, in order to reduce the cost of buying a cap.

         The Company recognizes gains and losses in relationship to the maturity dates of the underlying debt.

         At December 31, 1996 and 1995 the Company had outstanding interest rate swap agreements which converted variable rate debt to fixed rate debt with a weighted average interest rate of 11.69% while, at the same date, the three month market rate was 7.23%. The total notional principal amounted to Lit.150,000 million at the year end. The agreements all terminate on May 31, 2000.

         At December 31, 1996 and 1995 the Company had a cap agreement outstanding, with total notional principal amounting to Lit. 50,000 million, at a strike rate of 12.50% which terminates on May 31, 2000.

         At December 31, 1996 the Company had two collar agreements outstanding, with total notional principal amounting to Lit. 100,000 million, at an average strike cap rate of 9.105% and at a beginning strike floor rate of 8.25% declining quarterly up to 7.5% starting from April 1997. The agreements will terminate on July 15, 1998. The floor strike rate for the quarter from October 15, 1996 to January 15, 1997 was 8%. As at December 31, 1996, the three month market rate was 7.19%.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


16.      Commitments and contingencies

         16.1     Commitments deriving from the concession

                  Under the concession awarded for the GSM public mobile telephone service, the Company undertakes to pay to the Ministry an annual concession charge corresponding to 3.5% of the GSM service gross revenues, net of all service charges paid to the other public telephone network license holder. The concession charge cannot be lower than a minimum annual amount, established for each of the next three years of the concession, as follows:

                  1997                                          25,400
                  1998                                          51,000
                  1999                                          77,100
                                                               -------
                  Total minimum payments                       153,500
                                                               =======

                  The Company must guarantee a minimum coverage of 70% of the Italian territory and 90% of the population within 5 years from the date of the concession. Failure to meet these requirements could result in cancellation of the concession.

                  In addition under the Concession, the company has to fulfill some obligations prescribed by the Performance Bond (see 16.2).

         16.2 Guarantees provided by financial institutions on behalf of the Company

                  As of December 31, 1996 and 1995 the Company has an undertaking of Lit.669,105 and Lit. 491,599 million respectively for guarantees issued by financial and ministerial institutions as analyzed below:

                                              December 31,     December 31,
                                                  1996             1995
                                              ------------     ------------
                   FEC guarantee                 334,305          266,250
                   Performance bond              219,400          219,400
                   Other guarantees              115,400            5,949
                                                 -------          -------
                   Total                         669,105          491,599
                                                 =======          =======

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

                  As collateral for the loan obtained by Finnish Export Credit Ltd, the Company obtained letters of credit from banks, subsequently cancelled after the issuance of the guarantee provided by the Syndicated Loan (see Notes 10.1 and 10.2).

                  The performance bond of Lit. 219,400 million was provided by Banca Commerciale Italiana to the Ministry of Post and Telecommunications as a guarantee for the fulfillment of the obligations prescribed by the above mentioned concession, including, but not limited to, employment levels, achievement of minimum territorial coverage (at least 98% of the Italian territory by May 1998) and minimum cumulative investments (at least Lit.1,552 billion by May 1998). The performance bond matures on June 30, 2000. Failure to achieve the objectives specified in the performance bond could result in charges to the Company.

                  Other guarantees mainly include (Lit. 106.6 billion) bank guarantees granted to the V.A.T. office in order to obtain V.A.T. repayments.

         16.3     Other commitments and contingencies

                  16.3.1 Nokia

                  The Company signed an agreement with Nokia in 1994 for the supply of basic telecommunication equipment for a minimum expected purchase value of Lit. 360 billion. Prior to 31 December, 1996, the Company fulfilled its purchase obligation related to the original commitment . In the course of 1996, amendments were signed to the original contract. One amendment stated a commitment of Lit. 290 billion for the purchase of further telecommunication equipment. At December 31, 1996 the remaining purchase commitment outstanding in relation to this amendment amounted to some Lit. 170 billion.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


                  16.3.2  Rent and leasing commitments

                  The Company rents buildings utilized for operations and network sites and leases vehicles assigned to certain employees, with future minimum rentals as follows:

                                                            Operating
                                                             leases
                                                            ---------
                          Year ending in:

                          . 1997                               36,939
                          . 1998                               36,510
                          . 1999                               35,493
                          . 2000                               33,150
                          . 2001                               22,359
                          Thereafter                           30,248
                                                              -------
                          Total minimum lease payments        194,699
                                                              =======

17.      Stockholders' equity

         A stockholders' meeting held on January 30, 1995 authorized the Board of Directors to increase the Company's share capital up to a maximum of Lit.1,050 billion by means of the issue of a maximum of 400 million shares at a value of Lit.2,000 per share, consisting of Lit.1,000 par value plus Lit.1,000 share premium. This increase was approved by the Board of Directors at a meeting on March 24, 1995. The issue of these shares was at the discretion of the Board of Directors and was valid until December 31, 1996.

         The first tranche of these shares was issued in 1995 for a total amount of 75 million common shares.

         In the course of 1996 the Company issued a total amount of 325 million common stock shares with a par value of Lit. 1,000 each, and Lit. 1,000 additional paid in capital. This increased the Company's issued common stock to Lit. 1,050,000 million and its additional paid in capital to Lit. 400,000 million. The proceeds from the issues of 1996, net of taxation, amounted Lit. 643,500 million.

         Under Italian tax legislation the company is liable to an annual tax of 0.75% on the value of the stockholders' equity as reported under Italian GAAP, which is accounted for as a charge to the income statement.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

         In December 1996, the Company launched a stock option program in favour of some executives of Omnitel Pronto Italia. On the basis of the program the executives subscribed 3,324,000 warrants for a total amount of Lit. 1,140 million. The warrants which each carry the right to purchase one common stock unit will be exercisible on June 30, 2001. The price payable on exercise of the warrant is a total of Lit. 5,500 per warrant of which Lit. 4,500 additional paid in capital. Early exercise of warrants is not permitted.

18.      Subsequent events

         National roaming agreement

         Access under the National roaming agreement is currently being disputed by Telecom Italia Mobile in connection with OPI's territorial coverage. The Ministry have confirmed that OPI have achieved the coverage necessary for obtaining access.

19.      Disclosures about Fair Values of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("SFAS 107"), as amended by Statement of Financial Accounting Standards No. 119 "Disclosure about Derivative Financial Instruments and fair value of financial instruments" requires certain disclosures about the fair values of all financial instruments, including both assets and liabilities.

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

         Cash and cash equivalents, Accounts receivable, Trade payables, Amounts due to and from related parties

         The carrying amount approximates the fair value due to the short term maturity of these instruments. This includes the short term bank loans.

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


         Accrual for severance pay

         The accrual for severance pay required under Italian legislation equates to the present value of vested benefits to which the employee is immediately entitled on termination of their employment. Upon this basis, the carrying amount approximates to the fair value of this financial instrument.

         Interest rate swap agreements

         The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the agreements at the balance sheet date, taking into account current interest rates.

         The estimated fair values of the Company's financial instruments are as follows (Lit./millions):

                                               December 31, 1996                    December 31, 1995

                                          Carrying        Fair value          Carrying          Fair value
                                           value                                value
Cash and cash equivalents                    24,517           24,517              12,991            12,991
Accounts receivable                         255,197          255,197              44,028            44,028
Due from related parties                    103,273          103,273              36,115            36,115
Other current assets                         35,331           34,340              34,928            34,928
Debt                                      1,096,337        1,096,337             530,595           530,595
Trade payables                              546,629          546,629             495,572           495,572
Due to related parties                       49,617           49,617              84,219            84,219
Other current liabilities                   140,722          140,722              27,002            27,002
Accrual for severance pay                    18,157           18,157              11,067            11,067
Interest rate swaps                              -          (24,858)                  -            (8,784)
Collars                                          -           (2,030)                  -                 -

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued


  20. Reconciliation to Generally Accepted Accounting Principles in Italy ("Italian GAAP")

         In order to comply with the accounting principles generally accepted in the United States of America, certain adjustments are reflected in the financial statements which are not recorded in the Italian statutory financial statements.

         As of December 31, 1996 and 1995 these adjustments which principally related to the application of SFAS 109 and to a different treatment of costs sustained during the development stage respectively, are summarized as follows:

NET LOSS                                                            1996             1995
Net loss for the years ended December 31, 1996 and
1995 as reported                                                  (438,971)        (225,064)

Tax on common stock subscriptions capitalized as an
intangible asset under Italian GAAP                                 (2,892)          (1,592)

Net book value of start-up costs capitalized under
Italian GAAP                                                         3,938          130,863

Net book value of advertising costs capitalized under
Italian GAAP                                                        38,786           15,821

Concession and accessory charges amortization                        6,926          (48,176)

Deferred income taxes: SFAS 109 application                       (196,800)                -
                                                                  ---------       ----------

Net adjustments                                                   (150,042)          96,916

Net loss under Italian GAAP                                       (589,013)        (128,148)
                                                                  =========        =========

                         Omnitel Pronto Italia S.p.A.

                       Notes to the Financial Statements
             (in millions of Italian Lira unless otherwise stated)
                                   Continued

                                                           1996         1995
STOCKHOLDERS' EQUITY

Stockholders' equity                                       741,309     535,640

Tax on common stock subscriptions capitalized as an
intangible asset under Italian GAAP                          9,180       5,573

Net book value of start-up costs capitalized under

Italian GAAP                                               163,281     159,343

Net book value of advertising costs capitalized under
Italian GAAP                                                54,607      15,821

Concession and accessory charges amortization              (41,250)    (48,176)

Deferred income taxes: SFAS 109 application               (196,800)          -
                                                          ---------  ---------

Net adjustments                                            (10,982)    132,561

Stockholders' equity under Italian GAAP                    730,327     668,201
                                                           ========    ========