Form 10-Q
period 1997-03-31
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1997-05-14
CIK 870762

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No.        0-19363
                   ---------------------------------------------------------


                  CELLULAR COMMUNICATIONS INTERNATIONAL, INC.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3221852
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

110 E. 59th Street, New York, New York                   10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

The number of shares outstanding of the issuer's common stock as of March 31, 1997 was 10,712,241.

          Cellular Communications International, Inc. and Subsidiaries

                                     Index

PART I.  FINANCIAL INFORMATION                                          Page
------------------------------                                          ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         March 31, 1997 and December 31, 1996.........................    2

         Condensed Consolidated Statements of Operations-
         Three months ended March 31, 1997 and 1996...................    3

         Condensed Consolidated Statement of Shareholders'
         (Deficiency) - Three months ended March 31, 1997.............    4

         Condensed Consolidated Statements of Cash Flows-
         Three months ended March 31, 1997 and 1996...................    5

         Notes to Condensed Consolidated Financial Statements.........    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...........................   10

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.............................   14

SIGNATURES............................................................   15
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Cellular Communications International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets


                                             MARCH 31,     DECEMBER 31,
                                               1997            1996
                                           ------------    ------------
                                            (unaudited)     (see note)
ASSETS
Current assets:
  Cash and cash equivalents                $ 28,365,000    $ 46,759,000
  Marketable securities                      52,678,000      34,404,000
  Other                                       1,255,000       1,045,000
                                           ------------    ------------
Total current assets                         82,298,000      82,208,000

Investment in Omnitel                        51,054,000      58,363,000
Equipment, net of accumulated
  depreciation of $55,000 (1997)
  and $50,000 (1996)                             14,000          19,000
Deferred financing costs, net of
  accumulated amortization of
  $1,834,000 (1997) and $1,525,000
  (1996)                                      5,408,000       5,717,000
                                           ------------    ------------
Total assets                               $138,774,000    $146,307,000
                                           ============    ============

LIABILITIES AND SHAREHOLDERS'
  (DEFICIENCY)
Current liabilities:
  Accounts payable                         $    116,000    $    156,000
  Accrued expenses                              712,000         630,000
  Taxes payable                               1,449,000       1,444,000
  Due to NTL Incorporated                       728,000         586,000
                                           ------------    ------------
Total current liabilities                     3,005,000       2,816,000

Long-term debt, less unamortized
  discount of $4,617,000 (1997) and
  $4,881,000 (1996)                         178,034,000     172,052,000

Commitments and contingent liabilities

Shareholders' deficiency:
  Series preferred stock--$.01 par
    value; authorized 2,500,000 shares,
    outstanding none                                 --              --
  Common stock--$.01 par value;
    authorized 25,000,000 shares; issued
    and outstanding 10,712,000 (1997)
    and 10,708,000 (1996) shares                107,000         107,000
  Additional paid-in capital                 28,767,000      28,737,000
  (Deficit)                                 (71,139,000)    (57,405,000)
                                           ------------    ------------
                                            (42,265,000)    (28,561,000)
                                           ------------    ------------
Total liabilities and shareholders'
  (deficiency)                             $138,774,000    $146,307,000
                                           ============    ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                               ----------------------------
                                                    1997           1996
                                               -------------   ------------
Equity in net loss of Omnitel                   $  7,137,000   $  8,929,000
General and administrative expenses                1,094,000        737,000
Depreciation expense                                   5,000          7,000
Amortization of investments in joint
  ventures                                           172,000        172,000
                                               -------------   ------------
Operating (loss)                                  (8,408,000)    (9,845,000)

Other income (expense):
  Interest and other income                        1,010,000      1,411,000
  Interest expense                                (6,336,000)    (5,486,000)
                                               -------------   ------------
Net (loss)                                      $(13,734,000)  $(13,920,000)
                                               =============   ============

Net (loss) per common share                           $(1.28)        $(1.35)
                                               =============   ============

Weighted average number of common
  shares used in computation of net
  (loss) per share                                10,711,000     10,348,000
                                               =============   ============

See accompanying notes

          Cellular Communications International, Inc. and Subsidiaries Condensed Consolidated Statement of Shareholders' Deficiency
                                  (Unaudited)

                                             COMMON STOCK         ADDITIONAL
                                         ---------------------     PAID-IN
                                           SHARES      AMOUNT      CAPITAL       (DEFICIT)
                                         ----------   --------   -----------   ------------
Balance at December 31, 1996             10,708,000   $107,000   $28,737,000   $(57,405,000)
Exercise of stock options                     4,000         --        30,000
Net (loss) for the three months ended
  March 31, 1997                                                                (13,734,000)
                                         ----------   --------   -----------   ------------
Balance at March 31, 1997                10,712,000   $107,000   $28,767,000   $(71,139,000)
                                       ============   ========   ===========   ============

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                           ----------------------------
                                               1997            1996
                                           ------------    ------------
OPERATING ACTIVITIES
Net (loss)                                 $(13,734,000)   $(13,920,000)
Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
  Equity in net loss of Omnitel               7,137,000       8,929,000
  Depreciation and amortization expense         177,000         179,000
  Accretion of original issue discount        5,763,000       4,984,000
  Accretion of interest on marketable
    securities                                 (577,000)       (362,000)
  Interest on cash held in escrow                    --        (485,000)
  Amortization of deferred financing
    costs charged to interest expense           309,000         272,000
  Amortization of debt discount                 264,000         230,000
  Changes in operating assets and
    liabilities:
      Other current assets                     (210,000)       (243,000)
      Accounts payable                          (40,000)       (227,000)
      Accrued expenses                           82,000         149,000
      Taxes payable                               5,000      (2,139,000)
      Due to Cellular Communications,
        Inc.                                         --         (16,000)
      Due to NTL Incorporated                   142,000          23,000
                                           ------------    ------------
Net cash (used in) operating activities        (682,000)     (2,626,000)
                                           ------------    ------------

INVESTING ACTIVITIES
Purchase of marketable securities           (63,038,000)    (44,967,000)
Proceeds from sale of marketable
  securities                                 45,341,000       5,090,000
                                           ------------    ------------
Net cash (used in) investing activities     (17,697,000)    (39,877,000)
                                           ------------    ------------

FINANCING ACTIVITIES
Redemption of Senior Discount Notes             (45,000)             --
Payment of financing costs                           --         (54,000)
Exercise of stock options                        30,000          29,000
                                           ------------    ------------
Net cash (used in) financing activities         (15,000)        (25,000)
                                           ------------    ------------
(Decrease) in cash and cash equivalents     (18,394,000)    (42,528,000)
Cash and cash equivalents at beginning
  of period                                  46,759,000      62,965,000
                                           ------------    ------------
Cash and cash equivalents at end of
  period                                   $ 28,365,000    $ 20,437,000
                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Income taxes paid                          $         --    $  2,100,000
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
Cash held in escrow used for capital
  contributions to Omnitel                 $         --    $ 19,548,000

See accompanying notes.

         Cellular Communications International, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PREPARATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Net (loss) per share is computed based on the weighted average number of common shares outstanding during the periods presented. Common stock equivalents are excluded because they are antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 effective with its 1997 year end. The adoption of SFAS No. 128 would not have changed the net loss per common share for the three months ended March 31, 1997 and 1996.

NOTE B - INVESTMENT IN OMNITEL

The investment in Omnitel consists of the following:

                                             MARCH 31,    DECEMBER 31,
                                               1997           1996
                                           ------------   ------------
   Capital contributions                   $ 96,805,000   $ 96,805,000
   Capitalized costs including interest       9,725,000      9,725,000
   Equity in accumulated net loss           (54,044,000)   (46,907,000)
                                           ------------   ------------
                                             52,486,000     59,623,000
   Accumulated amortization                  (1,432,000)    (1,260,000)
                                           ------------   ------------
                                           $ 51,054,000   $ 58,363,000
                                           ============   ============

In March 1994, the Omnitel-Pronto Italia ("OPI") consortium in which Omnitel holds a 70% interest was selected as the second GSM cellular telephone licensee in Italy. The Company, through its 14.667% ownership interest in Omnitel, holds an indirect 10.267% interest in OPI.

         Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following financial information of Omnitel and OPI is prepared in accordance with U.S. generally accepted accounting principles and is reflected in U.S. dollars; the balance sheet information has been translated at the exchange rate on the balance sheet date and the statement of operations information has been translated at the average exchange rate for the period.

The following summarizes the assets, liabilities and stockholders' equity of
Omnitel:

                                              MARCH 31,    DECEMBER 31,
                                                1997           1996
                                            ------------   ------------
                                            (unaudited)
   ASSETS
   Current assets                           $  7,757,000   $  9,542,000
   Investment in OPI                         262,603,000    341,842,000
                                            ------------   ------------
                                            $270,360,000   $351,384,000
                                            ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities                      $    392,000   $  1,341,000
   Other liabilities                              53,000         59,000
   Stockholders' equity                      269,915,000    349,984,000
                                            ------------   ------------
                                            $270,360,000   $351,384,000
                                            ============   ============

The following summarizes the unaudited results of operations of Omnitel:

                                      THREE MONTHS ENDED
                                           MARCH 31
                                 ----------------------------
                                     1997            1996
                                 ------------    ------------
   Revenues                      $         --    $         --
   Costs and expenses                (220,000)       (652,000)
   Equity in net loss of OPI      (48,584,000)    (60,359,000)
                                 ------------    ------------
   Operating loss                 (48,804,000)    (61,011,000)
   Interest income, net               143,000         109,000
                                 ------------    ------------
   Net loss                      $(48,661,000)   $(60,902,000)
                                 ============    ============

         Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following summarizes the assets, liabilities and stockholders' equity of
OPI:

                                                 MARCH 31,       DECEMBER 31,
                                                   1997              1996
                                              --------------    --------------
                                                (unaudited)
   ASSETS
   Current assets                             $  292,611,000    $  299,576,000
   Property, plant and equipment, net            664,802,000       697,069,000
   Intangible assets, net                        506,576,000       566,804,000
   Deferred tax asset                            135,158,000       129,644,000
   Other                                          13,897,000        14,925,000
                                              --------------    --------------
                                              $1,613,044,000    $1,708,018,000
                                              ==============    ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities                        $  637,949,000    $  559,905,000
   Long-term debt                                587,788,000       647,806,000
   Other liabilities                              12,161,000        11,961,000
   Stockholders' equity                          375,146,000       488,346,000
                                              --------------    --------------
                                              $1,613,044,000    $1,708,018,000
                                              ==============    ==============

The following summarizes the unaudited results of operations of OPI:

                                                    THREE MONTHS ENDED
                                                        MARCH 31
                                              --------------------------------
                                                   1997              1996
                                              --------------    --------------
   Revenues                                   $  175,175,000    $   56,782,000

   Costs and expenses                            203,701,000       102,368,000
   Depreciation and amortization                  40,376,000        26,549,000
                                              --------------    --------------
                                                 244,077,000       128,917,000
                                              --------------    --------------
   Operating loss                                (68,902,000)      (72,135,000)
   Interest (expense), net                       (18,403,000)      (12,184,000)
   Income tax benefit                             17,899,000                --
                                              --------------    --------------
   Net loss                                   $  (69,406,000)   $  (84,319,000)
                                              ==============    ==============

         Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

Based on an evaluation of the business plan of OPI, expectation of future market conditions and operating performance, management of OPI determined that a portion of the valuation allowance on net deferred income tax assets was not required.

NOTE C - LONG-TERM DEBT

Pursuant to the Senior Discount Notes Indenture, any net proceeds from an asset sale that are not applied within 12 months after such asset sale to an investment in a related business will be deemed excess proceeds. When the aggregate amount of excess proceeds exceeds $5,000,000, the Company is required to make an offer to purchase the maximum principal amount of Notes that may be purchased using the excess proceeds, at an offer price in cash equal to 100% of the accreted value of the Notes. As a result of the Company's waiver and release of its claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in December 1995 in exchange for cash of approximately $40,000,000, the Company had approximately $38,900,000 of excess proceeds in December 1996. The Company made an offer to purchase Notes at the accreted value of $635.65 per $1,000 Note. In January 1997, upon the expiration of the offer, $70,000 principal amount at maturity of Notes were tendered and the Company paid approximately $44,500.

         Cellular Communications International, Inc. and Subsidiaries


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.

                             RESULTS OF OPERATIONS

Three Months Ended March  31, 1997 and 1996
-------------------------------------------

Equity in net loss of Omnitel decreased to $7,137,000 from $8,929,000 because of the decrease in the net loss of Omnitel. The decrease is due to a decrease in Omnitel's share of OPI's net loss to $48,584,000 from $60,359,000. OPI's net loss decreased to $69,406,000 from $84,319,000 as a result of a 209% increase in operating revenues with only an 89% increase in operating expenses, plus OPI recorded an income tax benefit of $17,899,000 in 1997. OPI reported that it had approximately 913,000 and 130,000 subscribers as of March 31, 1997 and in April 1996, respectively.

General and administrative expenses increased to $1,094,000 from $737,000 primarily due to costs incurred in connection with possible joint ventures that the Company decided not to participate in.

Interest and other income decreased to $1,010,000 from $1,411,000 primarily because of a decrease in funds available for investment.

Interest expense increased to $6,336,000 from $5,486,000 due to an increase in the accretion of original issue discount on the Senior Discount Notes.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs and taxes, as well as capital to explore other opportunities that may arise. The Company has no material commitments for capital expenditures, except as described below. Italian lire have been translated solely for the convenience of the reader at an exchange rate of 1,676.10 lire = $1.00, the Noon Buying Rate on May 9, 1997.

As a result of the award of Italy's second GSM cellular license to OPI, OPI requires capital to construct its cellular system and to fund its operations. OPI has a syndicated bank loan facility for 1,800 billion lire ($1.1 billion) and has received capital contributions of 1,450 billion lire ($865 million) from its partners (1,015 billion lire ($605 million) from Omnitel and 435 billion lire ($260 million) from Pronto Italia). Omnitel funded its share of OPI capital contributions plus its own capital needs through capital contributions from its shareholders of 1,040 billion lire ($620 million). The Company's total cumulative contribution to Omnitel was approximately 152.5 billion lire ($96.8 million at the exchange rates in effect at the time of each contribution).

OPI has provided an approximate 219 billion lire ($130.7 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. There can be no assurance that OPI will be able to achieve all of its performance bond goals. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($13.4 million), reflecting its proportionate interest in OPI.

OPI is anticipating an approximately 200 billion lire ($119 million) increase in OPI's paid-in capital in 1997. Omnitel's share of this increase is 70% of the OPI increase or 140 billion lire ($84 million) and the Company would be required to make capital contributions to Omnitel of approximately 20.53 billion lire ($12.2 million) in order to fund the Company's 14.667% share of the capital requirements of Omnitel. These additional capital contributions would require capital calls by Omnitel which are expected to occur during 1997. OPI will also require additional debt financing in excess of the 1,123 billion lire ($670 million) amount available from the syndicated bank loan as of March 31, 1997 and the anticipated 1997 capital calls. The Company currently expects that OPI would obtain such additional financing from bank borrowings.

The Company has not been successful in obtaining any new cellular licenses since there is more competition for licenses and the costs of obtaining them has increased. This has occurred because more companies recognize the potential value of cellular licenses and governments increasingly realize they can extract some part of this value from license applicants. There can be no assurance that the Company will be successful in obtaining new cellular licenses or in developing other opportunities in the future.

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

The Company expects that cash and marketable securities on hand is sufficient to meet all obligations of the Company at least through the next twelve months.

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

Cash used in operating activities was $682,000 and $2,626,000 in 1997 and 1996, respectively. The decrease in cash used in operating activities is primarily due to a decrease in income taxes paid to none in 1997 from $2,100,000 in 1996. Cash used in investing activities was $17,697,000 in 1997 as a result of purchases of marketable securities, net of proceeds from sales. Redemption of Senior Discount Notes of $45,000 in 1997 is the result of the Company's offer to repurchase up to $38,900,000 accreted value of Notes using the excess proceeds from the waiver and release of the Company's claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in December 1995 in exchange for cash of approximately $40,000,000.

         Cellular Communications International, Inc. and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits.

          27. Financial Data Schedule

   (b)    Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CELLULAR COMMUNICATIONS
                              INTERNATIONAL, INC.


Date:  May 12, 1997           By:  /s/  J. Barclay Knapp
                                 -------------------------
                                 J. Barclay Knapp
                                 Executive Vice President


Date:  May 12, 1997           By: /s/ Gregg Gorelick
                                 --------------------------
                                 Gregg Gorelick
                                 Vice President-Controller
                                 (Principal Accounting Officer)