Form 10-Q
period 1997-06-30
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1997-08-13
CIK 870762

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

The number of shares outstanding of the issuer's common stock as of June 30, 1997 was 10,736,241.

         Cellular Communications International, Inc. and Subsidiaries

                                     Index


PART I.  FINANCIAL INFORMATION                                            Page
------------------------------                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         June 30, 1997 and December 31, 1996................................2

         Condensed Consolidated Statements of Operations-
         Three and six months ended June 30, 1997 and 1996..................3

         Condensed Consolidated Statement of Shareholders'
         (Deficiency) - Six months ended June 30, 1997......................4

         Condensed Consolidated Statements of Cash Flows-
         Six months ended June 30, 1997 and 1996............................5

         Notes to Condensed Consolidated Financial Statements...............6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..................................10

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

SIGNATURES...................................................................15
----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Cellular Communications International, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                          June 30,            December 31,
                                                                                            1997                  1996
                                                                                    ------------------------------------------
Assets                                                                                  (unaudited)            (see note)
Current assets:
   Cash and cash equivalents                                                            $   65,818,000        $ 46,759,000
   Marketable securities                                                                    15,732,000          34,404,000
   Other                                                                                       206,000           1,045,000
                                                                                    ------------------------------------------
Total current assets                                                                        81,756,000          82,208,000

Investment in Omnitel                                                                       49,406,000          58,363,000
Equipment, net of accumulated depreciation of
   $60,000 (1997) and $50,000 (1996)                                                             9,000              19,000
Deferred financing costs, net of accumulated amortization
   of $2,154,000 (1997) and $1,525,000 (1996)                                                5,088,000           5,717,000
                                                                                    ------------------------------------------
Total assets                                                                            $  136,259,000        $146,307,000
                                                                                    ==========================================

Liabilities and shareholders' (deficiency)
Current liabilities:
   Accounts payable                                                                     $      100,000        $    156,000
   Accrued expenses                                                                            444,000             630,000
   Taxes payable                                                                             1,446,000           1,444,000
   Due to NTL Incorporated                                                                           -             586,000
                                                                                    ------------------------------------------
Total current liabilities                                                                    1,990,000           2,816,000

Long-term debt, less unamortized discount of $4,344,000
 (1997) and $4,881,000 (1996)                                                              184,259,000         172,052,000

Commitments and contingent liabilities

Shareholders' (deficiency):
   Series preferred stock--$.01 par value; authorized 2,500,000
      shares, outstanding none                                                                       -                   -
   Common stock--$.01 par value; authorized 25,000,000
      shares; issued and outstanding 10,736,000 (1997) and
      10,708,000 (1996) shares                                                                 107,000             107,000
   Additional paid-in capital                                                               28,819,000          28,737,000
   (Deficit)                                                                               (78,916,000)        (57,405,000)
                                                                                    ------------------------------------------
                                                                                           (49,990,000)        (28,561,000)
                                                                                    ------------------------------------------
Total liabilities and shareholders' (deficiency)                                        $  136,259,000        $146,307,000
                                                                                    ==========================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

         Cellular Communications International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                         Three Months Ended                            Six Months Ended
                                                              June 30                                      June 30
                                                ---------------------------------------   ----------------------------------------
                                                       1997               1996                     1997               1996
                                                ---------------------------------------   ----------------------------------------

Equity in net loss of Omnitel                      $   1,475,000      $   11,856,000         $     8,612,000     $   20,785,000
General and administrative expenses                      753,000             825,000               1,847,000          1,562,000
Depreciation expense                                       5,000               7,000                  10,000             14,000
Amortization of investments in  joint ventures           173,000             173,000                 345,000            345,000
                                                ---------------------------------------   ----------------------------------------
Operating (loss)                                      (2,406,000)        (12,861,000)            (10,814,000)       (22,706,000)

Other income (expense):
   Interest and other income                           1,174,000           1,298,000               2,184,000          2,709,000
   Interest expense                                   (6,545,000)         (5,756,000)            (12,881,000)       (11,242,000)
                                                ---------------------------------------   ----------------------------------------
Net (loss)                                         $  (7,777,000)     $  (17,319,000)         $  (21,511,000)    $  (31,239,000)
                                                =======================================   ========================================

Net (loss) per common share                                $(.73)             $(1.66)                 $(2.01)            $(3.01)
                                                =======================================   ========================================
Weighted average number of common shares
    used in computation of net (loss) per share       10,725,000          10,407,000              10,718,000         10,378,000
                                                =======================================   ========================================

See accompanying notes.

         Cellular Communications International, Inc. and Subsidiaries Condensed Consolidated Statement of Shareholders' (Deficiency)
                                   (Unaudited)


                                                        Common Stock                     Additional
                                          -----------------------------------------       Paid-in
                                                   Shares           Amount                Capital                (Deficit)
                                          ------------------------------------------------------------------------------------
Balance at December 31, 1996                     10,708,000       $107,000              $28,737,000            $(57,405,000)
Exercise of stock options                            28,000             --                   82,000
Net (loss) for the six months ended
    June 30, 1997                                                                                               (21,511,000)
                                          ------------------------------------------------------------------------------------
Balance at June 30, 1997                         10,736,000       $107,000              $28,819,000            $(78,916,000)
                                          ====================================================================================

See accompanying notes.

         Cellular Communications International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30
                                                                         ------------------------------------
                                                                                 1997            1996
                                                                         ------------------------------------
Operating activities
Net (loss)                                                                   $(21,511,000)   $(31,239,000)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
      Equity in net loss of Omnitel                                             8,612,000      20,785,000
      Depreciation and amortization expense                                       355,000         359,000
      Accretion of original issue discount                                     11,714,000      10,221,000
      Accretion of interest on marketable securities                           (1,189,000)       (981,000)
      Interest on cash held in escrow                                                  --        (806,000)
      Amortization of deferred financing costs charged to interest
       expense                                                                    629,000         551,000
      Amortization of debt discount                                               537,000         468,000
      Changes in operating assets and liabilities:
        Other current assets                                                      839,000        (379,000)
        Accounts payable                                                          (56,000)       (175,000)
        Accrued expenses                                                         (186,000)       (430,000)
        Taxes payable                                                               2,000      (2,141,000)
        Due to Cellular Communications, Inc.                                           --         (26,000)
        Due to NTL Incorporated                                                  (586,000)        (23,000)
                                                                         ------------------------------------
Net cash (used in) operating activities                                          (840,000)     (3,816,000)
                                                                         ------------------------------------
Investing activities
Purchase of marketable securities                                             (78,618,000)    (74,646,000)
Proceeds from sale of marketable securities                                    98,479,000      28,119,000
                                                                         ------------------------------------
Net cash provided by (used in) investing activities                            19,861,000     (46,527,000)
                                                                         ------------------------------------

Financing activities
Redemption of Senior Discount Notes                                               (44,000)             --
Payment of financing costs                                                             --         (54,000)
Exercise of stock options                                                          82,000         987,000
                                                                         ------------------------------------
Net cash provided by financing activities                                          38,000         933,000
                                                                         ------------------------------------
Increase (decrease) in cash and cash equivalents                               19,059,000     (49,410,000)
Cash and cash equivalents at beginning of period                               46,759,000      62,965,000
                                                                         ------------------------------------
Cash and cash equivalents at end of period                                   $ 65,818,000    $ 13,555,000
                                                                         ====================================

Supplemental disclosure of cash flow information
Income taxes paid                                                            $         --    $  2,100,000

Supplemental schedule of noncash investing activities
Cash held in escrow used for capital contributions
   to Omnitel                                                                $         --    $ 19,548,000

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note A - Basis of Preparation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Net (loss) per share is computed based on the weighted average number of common shares outstanding during the periods presented. Common stock equivalents are excluded because they are antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 effective with its 1997 year end. The adoption of SFAS No. 128 would not have changed the net loss per common share for the three and six months ended June 30, 1997 and 1996.

Note B - Investment in Omnitel

The investment in Omnitel consists of the following:

                                                                                 June 30,              December 31,
                                                                                   1997                    1996
                                                                      --------------------------------------------------
                                                                               (unaudited)
      Capital contributions                                                     $96,805,000             $96,805,000
      Capitalized costs including interest                                        9,725,000               9,725,000
      Equity in accumulated net loss                                            (55,519,000)            (46,907,000)
                                                                      --------------------------------------------------
                                                                                 51,011,000              59,623,000
      Accumulated amortization                                                   (1,605,000)             (1,260,000)
                                                                      --------------------------------------------------
                                                                                $49,406,000             $58,363,000
                                                                      ==================================================

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

The following summarizes the assets, liabilities and stockholders' equity of
Omnitel:

                                                                     June 30,                December 31,
                                                                       1997                      1996
                                                             -----------------------------------------------
                                                                   (unaudited)
           Assets
           Current assets                                     $       7,478,000         $       9,542,000
           Investment in OPI                                        249,144,000               341,842,000
                                                             -----------------------------------------------
                                                              $     256,622,000         $     351,384,000
                                                             ===============================================

           Liabilities and stockholders' equity
           Current liabilities                                $         801,000         $       1,341,000
           Other liabilities                                             53,000                    59,000
           Stockholders' equity                                     255,768,000               349,984,000
                                                             -----------------------------------------------
                                                              $     256,622,000         $     351,384,000
                                                             ===============================================


The following summarizes the unaudited results of operations of Omnitel:


                                                                            Six Months Ended
                                                                                 June 30
                                                             ------------------------------------------------
                                                                      1997                       1996
                                                             ------------------------------------------------
           Revenues                                           $               -         $               -
           Costs and expenses                                          (972,000)               (1,411,000)
           Equity in net loss of OPI                                (58,040,000)             (140,541,000)
                                                             ------------------------------------------------
           Operating loss                                           (59,012,000)             (141,952,000)
           Interest income, net                                         293,000                   219,000
                                                             ------------------------------------------------
           Net loss                                           $     (58,719,000)        $    (141,733,000)
                                                             ================================================


          Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (continued)

Note B - Investment in Omnitel (continued)

The following summarizes the assets, liabilities and stockholders' equity of
OPI:


                                                             June 30,                   December 31,
                                                               1997                        1996
                                                       ----------------------------------------------
                                                             (unaudited)
    Assets
    Current assets                                       $   312,257,000               $ 299,576,000
    Property, plant and equipment, net                       687,590,000                 697,069,000
    Intangible assets, net                                   497,963,000                 566,804,000
    Deferred tax asset                                       133,404,000                 129,644,000
    Other                                                     13,733,000                  14,925,000
                                                       ----------------------------------------------
                                                         $ 1,644,947,000            $  1,708,018,000
                                                       ==============================================

    Liabilities and stockholders' equity
    Current liabilities                                  $   561,415,000            $    559,905,000
    Long-term debt                                           714,318,000                 647,806,000
    Other liabilities                                         13,294,000                  11,961,000
    Stockholders' equity                                     355,920,000                 488,346,000
                                                       ----------------------------------------------
                                                         $ 1,644,947,000            $  1,708,018,000
                                                       ==============================================


The following summarizes the unaudited results of operations of OPI:


                                                                     Six Months Ended
                                                                          June 30
                                                       ----------------------------------------------
                                                               1997                        1996
                                                       ----------------------------------------------
    Revenues                                             $   407,239,000             $   160,113,000

    Costs and expenses                                       386,595,000                 272,892,000
    Depreciation and amortization                             81,237,000                  58,590,000
                                                       ----------------------------------------------
                                                             467,832,000                 331,482,000
                                                       ----------------------------------------------
    Operating loss                                           (60,593,000)               (171,369,000)
    Interest (expense), net                                  (39,955,000)                (27,486,000)
    Income tax benefit                                        17,613,000                           -
                                                       ----------------------------------------------
    Net loss                                             $   (82,935,000)            $  (198,855,000)
                                                       ==============================================


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

          Cellular Communications International, Inc. and Subsidiaries


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION.

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Equity in net loss of Omnitel decreased to $1,475,000 from $11,856,000 because of the decrease in the net loss of Omnitel. The decrease is due to a decrease in Omnitel's share of OPI's net loss to $9,456,000 from $80,182,000. OPI's net loss decreased to $13,529,000 from $114,536,000 as a result of a 143% increase in operating revenues with only an 20% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire). OPI reported that it had approximately 1,255,000 and 300,000 subscribers as of June 30, 1997 and 1996, respectively.

General and administrative expenses decreased to $753,000 from $825,000 primarily because CCII reduced its efforts to obtain new cellular licenses.

Interest and other income decreased to $1,174,000 from $1,298,000 primarily because of a decrease in funds available for investment.

Interest expense increased to $6,545,000 from $5,756,000 due to an increase in the accretion of original issue discount on the Senior Discount Notes.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

Equity in net loss of Omnitel decreased to $8,612,000 from $20,785,000 because of the decrease in the net loss of Omnitel. The decrease is due to a decrease in Omnitel's share of OPI's net loss to $58,040,000 from $140,541,000. OPI's net loss decreased to $82,935,000 from $198,855,000 as a result of a 171% increase in operating revenues with only a 50% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire), plus OPI recorded an income tax benefit of $17,613,000 in 1997.

General and administrative expenses increased to $1,847,000 from $1,562,000 primarily due to costs incurred in connection with possible joint ventures that the Company decided not to participate in.

Interest and other income decreased to $2,184,000 from $2,709,000 primarily because of a decrease in funds available for investment.

Interest expense increased to $12,881,000 from $11,242,000 due to an increase in the accretion of original issue discount on the Senior Discount Notes.

          Cellular Communications International, Inc. and Subsidiaries



                         LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs and taxes, as well as capital to explore other opportunities that may arise. The Company has no material commitments for capital expenditures, except as described below. The Company expects that cash, cash equivalents and marketable securities on hand are sufficient to meet all obligations of the Company at least through the next twelve months. Italian lire have been translated solely for the convenience of the reader at an exchange rate of 1,825.75 lire = $1.00, the Noon Buying Rate on August 4, 1997.

As a result of the award of Italy's second GSM cellular license to OPI, OPI requires capital to construct its cellular system and to fund its operations. OPI has a syndicated bank loan facility for 1,800 billion lire ($986 million) and has received capital contributions of 1,450 billion lire ($794 million) from its partners (1,015 billion lire ($556 million) from Omnitel and 435 billion lire ($238 million) from Pronto Italia). Omnitel funded its share of OPI capital contributions plus its own capital needs through capital contributions from its shareholders of 1,040 billion lire ($570 million). The Company's total cumulative contribution to Omnitel was approximately 152.5 billion lire ($96.8 million at the exchange rates in effect at the time of each contribution).

OPI has provided an approximate 219 billion lire ($120 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. There can be no assurance that OPI will be able to achieve all of its performance bond goals. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($12.3 million), reflecting its proportionate interest in OPI.

On April 23, 1997, the Board of Directors of Omnitel approved to make available to OPI a subordinated credit facility up to approximately 140 billion lire ($76.7 million) subject to certain conditions, or alternatively to contribute up to 140 billion lire of additional equity. In the event of an equity contribution, the Company would be required to make capital contributions to Omnitel of approximately 20.53 billion lire ($11.2 million) in order to fund the Company's 14.667% share of the capital requirements of Omnitel. OPI will also require additional debt financing in excess of the 895.2 billion lire ($490 million) amount available from the syndicated bank loan as of June 30, 1997. OPI is negotiating a credit facility for approximately 2,800 billion lire ($1.5 billion) with several financial institutions to obtain such financing.

         Cellular Communications International, Inc. and Subsidiaries



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

The Company is primarily a holding company with limited business operations of its own. The Company's assets consist primarily of cash, cash equivalents and marketable securities and its ownership interest in Omnitel. The Company does not hold, nor is it likely that the Company will hold, a majority interest in any operating systems. The Company's minority voting position in Omnitel currently precludes it from controlling Omnitel or OPI, even though the Company is involved in the management of Omnitel and intends to participate in the future only in operating companies in which it can be involved in management. Thus, the Company may be unable to cause the implementation of strategies that it favors and, in the event of a disagreement between the Company and one or more of its partners, the strategies adopted and actions taken by an affiliate company may in some cases be contrary to the Company's preferred strategies and actions. In addition, the Company may be unable to access the cash flow of affiliated companies since (i) it does not have the requisite control to cause such entities to pay dividends, (ii) substantially all of such entities are expected to be parties to credit or other borrowing agreements that severely restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future and (iii) some countries tax payment and repatriation of dividends. As a result, the Company does not expect to receive significant cash through dividends or other distributions from an affiliate in the foreseeable future.


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

Cash used in operating activities was $840,000 and $3,816,000 in 1997 and 1996, respectively. The decrease in cash used in operating activities is primarily due to a decrease in income taxes paid to none in 1997 from $2,100,000 in 1996. Cash provided by investing activities was $19,861,000 in 1997 as a result of proceeds from sales of marketable securities, net of purchases. Redemption of Senior Discount Notes of $44,000 in 1997 is the result of the Company's offer to repurchase up to $38,900,000 accreted value of Notes using the excess proceeds from the waiver and release of the Company's claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in December 1995 in exchange for cash of approximately $40,000,000.

          Cellular Communications International, Inc. and Subsidiaries



PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 3, 1997, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the reelection of Alan J. Patricof and Warren Potash to the Board of Directors, (ii) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1997 and (iii) an amendment to the Company's Employee Stock Option Plan.

          The stockholders approved the election of Alan J. Patricof by a vote of 8,619,265 shares in favor and 6,939 shares withheld from voting. The stockholders approved the election of Warren Potash by a vote of 8,619,186 shares in favor and 7,018 shares withheld from voting. The stockholders approved the second proposal by a vote of 8,618,901 shares in favor, 2,338 shares against and 4,965 shares abstaining from voting. The stockholders approved the third proposal by a vote of 8,372,308 shares in favor, 245,000 shares against and 8,846 shares abstaining from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          27. Financial Data Schedule

    (b)   Reports on Form 8-K

          During the quarter ended June 30, 1997, the Company filed a current report on Form 8 -K dated June 10, 1997, reporting under Item 5, Other Events, that Omnitel Pronto Italia informed the Company that Italy's Posts and Telecommunications Ministry announced a reduction of per minute interconnection fees from 200 lire to 140 lire (from approximately $.12 to $.08) retroactive to February 1997. No financial statements were filed with this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CELLULAR COMMUNICATIONS
                               INTERNATIONAL, INC.



Date: August 5, 1997            By: /s/ J. Barclay Knapp
                                   -------------------------
                                   J. Barclay Knapp
                                   Executive Vice President



Date: August 5, 1997            By: /s/ Gregg Gorelick
                                   -------------------------
                                   Gregg Gorelick
                                   Vice President-Controller
                                   (Principal Accounting Officer)