Form 10-Q
period 1997-09-30
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1997-11-12
CIK 870762

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1997

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


Commission File No.                0-19363
                   ----------------------------------------------------

              CELLULAR COMMUNICATIONS INTERNATIONAL, INC.
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          Delaware                                    13-3221852
--------------------------------            ---------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

110 E. 59th Street, New York, New York                    10022
-----------------------------------------------------------------------
(Address of Principal executive offices)                (Zip Code)

                             (212) 906-8480
-----------------------------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X           No
                            ----------         ----------

The number of shares outstanding of the issuer's common stock as of September 30, 1997 was 10,877,619.

     Cellular Communications International, Inc. and Subsidiaries

                                 Index




PART I.  FINANCIAL INFORMATION                                   Page


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         September 30, 1997 and December 31, 1996. . . . . . . .    2

         Condensed Consolidated Statements of Operations-
         Three and nine months ended September 30, 1997
         and 1996. . . . . . . . . . . . . . . . . . . . . . . .    3

         Condensed Consolidated Statement of Shareholders'
         (Deficiency) - Nine months ended September 30, 1997 . .    4

         Condensed Consolidated Statements of Cash Flows-
         Nine months ended September 30, 1997 and 1996 . . . . .    5

         Notes to Condensed Consolidated Financial Statements. .    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition. . . . . . . . . . .   10

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .   14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Cellular Communications International, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1997                1996
                                                                             --------------------------------
                                                                              (unaudited)         (see note)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  59,971,000      $  46,759,000
  Marketable securities                                                         23,083,000         34,404,000
  Other                                                                            103,000          1,045,000
                                                                             -------------      -------------
Total current assets                                                            83,157,000         82,208,000

Investment in Omnitel                                                           50,217,000         58,363,000
Equipment, net of accumulated depreciation of
  $39,000 (1997) and $50,000 (1996)                                                  2,000             19,000
Deferred financing costs, net of accumulated amortization
  of $2,485,000 (1997) and $1,525,000 (1996)                                     4,757,000          5,717,000
                                                                             -------------      -------------
Total assets                                                                 $ 138,133,000      $ 146,307,000
                                                                             =============      =============

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
  Accounts payable                                                           $           -      $     156,000
  Accrued expenses                                                                 436,000            630,000
  Taxes payable                                                                  1,442,000          1,444,000
  Due to NTL Incorporated                                                          175,000            586,000
                                                                             -------------      -------------
Total current liabilities                                                        2,053,000          2,816,000

Long-term debt, less unamortized discount of $4,061,000
  (1997) and $4,881,000 (1996)                                                 190,690,000        172,052,000

Commitments and contingent liabilities

Shareholders' (deficiency):
  Series preferred stock-$.01 par value; authorized 2,500,000 shares,
    outstanding none                                                                     -                  -
  Common stock-$.01 par value; authorized 25,000,000 shares; issued
    and outstanding 10,878,000 (1997) and 10,708,000 (1996) shares                 109,000            107,000
  Additional paid-in capital                                                    29,656,000         28,737,000
  (Deficit)                                                                    (84,375,000)       (57,405,000)
                                                                             -------------      -------------
                                                                               (54,610,000)       (28,561,000)
                                                                             -------------      -------------
Total liabilities and shareholders' (deficiency)                             $ 138,133,000      $ 146,307,000
                                                                             =============      =============


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

      Cellular Communications International, Inc. and Subsidiaries
            Condensed Consolidated Statements of Operations
                              (Unaudited)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                    ----------------------------   -----------------------------
                                                          1997          1996            1997            1996
                                                    ----------------------------   -----------------------------

Equity in net income (loss) of Omnitel              $    984,000   $ (12,888,000)  $  (7,628,000)  $ (33,673,000)

Costs and expenses:
  General and administrative expenses                    626,000         820,000       2,473,000       2,382,000
  Depreciation expense                                     4,000           6,000          14,000          20,000
  Amortization of investments in joint ventures          173,000         173,000         518,000         518,000
                                                    ------------   -------------   -------------   -------------
                                                         803,000         999,000       3,005,000       2,920,000
                                                    ------------   -------------   -------------   -------------
Operating income (loss)                                  181,000     (13,887,000)    (10,633,000)    (36,593,000)

Other income (expense):
  Interest income and other, net                       1,123,000       1,298,000       3,307,000       4,007,000
  Interest expense                                    (6,763,000)     (5,949,000)    (19,644,000)    (17,191,000)
                                                    ------------   -------------   -------------   -------------
(Loss) before income taxes                            (5,459,000)    (18,538,000)    (26,970,000)    (49,777,000)
Income tax benefit                                             -       1,200,000               -       1,200,000
                                                    ------------   -------------   -------------   -------------
Net (loss)                                          $ (5,459,000)  $ (17,338,000)  $ (26,970,000)  $ (48,577,000)
                                                    ============   =============   =============   =============

Net (loss) per common share                                $(.50)         $(1.63)         $(2.51)         $(4.64)
                                                    ============   =============   =============   =============

Weighted average number of common shares
  used in computation of net (loss) per share         10,814,000      10,639,000      10,750,000      10,465,000
                                                    ============   =============   =============   =============

See accompanying notes.

     Cellular Communications International, Inc. and Subsidiaries
    Condensed Consolidated Statement of Shareholders' (Deficiency)
                              (Unaudited)


                                                COMMON STOCK           ADDITIONAL
                                            --------------------        PAID-IN
                                              SHARES        AMOUNT      CAPITAL        (DEFICIT)
                                            ------------------------------------------------------

Balance at December 31, 1996                10,708,000    $ 107,000   $ 28,737,000   $ (57,405,000)
Exercise of stock options                      170,000        2,000        919,000
Net (loss) for the nine months ended
  September 30, 1997                                                                   (26,970,000)
                                            ----------    ---------   ------------   -------------
Balance at September 30, 1997               10,878,000    $ 109,000   $ 29,656,000   $ (84,375,000)
                                            ==========    =========   ============   =============


See accompanying notes.

     Cellular Communications International, Inc. and Subsidiaries
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                             ----------------------------------
                                                                 1997                 1996
                                                             ----------------------------------

OPERATING ACTIVITIES
Net (loss)                                                   $ (26,970,000)      $  (48,577,000)
Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
    Equity in net loss of Omnitel                                7,628,000           33,673,000
    Depreciation and amortization expense                          532,000              538,000
    Loss on disposal of equipment                                    3,000                2,000
    Accretion of original issue discount                        17,862,000           15,631,000
    Accretion of interest on marketable securities              (1,446,000)          (1,606,000)
    Interest on cash held in escrow                                      -             (980,000)
    Amortization of deferred financing costs charged
      to interest expense                                          960,000              839,000
    Amortization of debt discount                                  820,000              714,000
    Changes in operating assets and liabilities:
      Other current assets                                         942,000           (1,832,000)
      Accounts payable                                            (156,000)            (159,000)
      Accrued expenses                                            (194,000)            (352,000)
      Taxes payable                                                 (2,000)          (1,622,000)
      Due to Cellular Communications, Inc.                               -              (81,000)
      Due to NTL Incorporated                                     (411,000)             115,000
                                                             -------------       --------------
Net cash (used in) operating activities                           (432,000)          (3,697,000)
                                                             -------------       --------------

INVESTING ACTIVITIES
Purchase of marketable securities                              (97,560,000)        (114,865,000)
Proceeds from sale of marketable securities                    110,327,000           75,361,000
                                                             -------------       --------------
Net cash  provided by (used in) investing activities            12,767,000          (39,504,000)
                                                             -------------       --------------

FINANCING ACTIVITIES
Redemption of Senior Discount Notes                                (44,000)                   -
Payment of financing costs                                               -              (54,000)
Exercise of stock options                                          921,000              987,000
                                                             -------------       --------------
Net cash  provided by financing activities                         877,000              933,000
                                                             -------------       --------------
Increase (decrease) in cash and cash equivalents                13,212,000          (42,268,000)
Cash  and cash equivalents at beginning of period               46,759,000           62,965,000
                                                             -------------       --------------
Cash and cash equivalents at end of period                   $  59,971,000       $   20,697,000
                                                             =============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                            $           -       $    2,100,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Cash held in escrow used for capital contributions
  to Omnitel                                                 $           -       $   44,178,000

See accompanying notes.

     Cellular Communications International, Inc. and Subsidiaries
         Notes to Condensed Consolidated Financial Statements


NOTE A - BASIS OF PREPARATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Net  (loss) per share is computed based on the weighted average  number
of  common  shares  outstanding during the periods  presented.   Common
stock equivalents are excluded because they are antidilutive.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 effective with its 1997 year end. The adoption of SFAS No. 128 would not have changed the net loss per common share for the three and nine months ended September 30, 1997 and 1996.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 for its fiscal year ending December 31, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

     Cellular Communications International, Inc. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - INVESTMENT IN OMNITEL

The investment in Omnitel consists of the following:

                                          SEPTEMBER 30,    DECEMBER 31,
                                               1997            1996
                                          ------------------------------
                                           (unaudited)

    Capital contributions                 $  96,805,000    $  96,805,000
    Capitalized costs including
      interest                                9,725,000        9,725,000
    Equity in accumulated net loss          (54,535,000)     (46,907,000)
                                          -------------    -------------
                                             51,995,000       59,623,000
    Accumulated amortization                 (1,778,000)      (1,260,000)
                                          -------------    -------------
                                          $  50,217,000    $  58,363,000
                                          =============    =============


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

The following summarizes the assets, liabilities and stockholders' equity of Omnitel:


                                               SEPTEMBER 30,    DECEMBER 31,
                                                    1997            1996
                                              --------------   -------------
                                               (unaudited)
    ASSETS
    Current assets                            $    7,394,000   $   9,542,000
    Investment in OPI                            250,932,000     341,842,000
                                              --------------   -------------
                                              $  258,326,000   $ 351,384,000
                                              ==============   =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities                       $      715,000   $   1,341,000
    Other liabilities                                 52,000          59,000
    Stockholders' equity                         257,559,000     349,984,000
                                              --------------   -------------
                                              $  258,326,000   $ 351,384,000
                                              ==============   =============

     Cellular Communications International, Inc. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following summarizes the unaudited results of operations of Omnitel:


                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30
                                          ------------------------------
                                               1997             1996
                                          -------------------------------
    Revenues                              $            -   $            -
    Costs and expenses                         (991,000)       (2,335,000)
    Equity in net loss of OPI               (51,447,000)     (225,964,000)
                                          -------------    --------------
    Operating loss                          (52,438,000)     (228,299,000)
    Interest income, net                        425,000           342,000
                                          -------------    --------------
    Net loss                              $ (52,013,000)   $ (227,957,000)
                                          =============    ==============

The following summarizes the assets, liabilities and stockholders' equity of OPI:


                                              SEPTEMBER 30,     DECEMBER 31,
                                                   1997             1996
                                            ---------------------------------
                                               (unaudited)

    ASSETS
    Current assets                          $   294,005,000   $   299,576,000
    Property, plant and equipment, net          733,580,000       697,069,000
    Intangible assets, net                      489,059,000       566,804,000
    Deferred tax asset                          131,845,000       129,644,000
    Other                                         7,818,000        14,925,000
                                            ---------------   ---------------
                                            $ 1,656,307,000   $ 1,708,018,000
                                            ===============   ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities                     $   483,823,000   $   559,905,000
    Long-term debt                              799,143,000       647,806,000
    Other liabilities                            14,867,000        11,961,000
    Stockholders' equity                        358,474,000       488,346,000
                                            ---------------   ---------------
                                            $ 1,656,307,000   $ 1,708,018,000
                                            ===============   ===============

     Cellular Communications International, Inc. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following summarizes the unaudited results of operations of OPI:

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                            ---------------------------------
                                                  1997            1996
                                            ---------------------------------

 Revenues                                   $ 703,027,000    $  317,935,000

 Costs and expenses                           606,157,000       498,710,000
 Depreciation and amortization                126,086,000        94,072,000
                                            -------------    --------------
                                              732,243,000       592,782,000
                                            -------------    --------------
 Operating loss                               (29,216,000)     (274,847,000)
 Interest (expense), net                      (61,988,000)      (43,764,000)
 Income tax benefit                            17,661,000                 -
                                            -------------    --------------
 Net loss                                   $ (73,543,000)   $ (318,611,000)
                                            =============    ==============

Based on an evaluation of the business plan of OPI, expectation of future market conditions and operating performance, management of OPI determined that a portion of the valuation allowance on net deferred income tax assets was not required.

NOTE C - LONG-TERM DEBT

Pursuant to the Senior Discount Notes Indenture, any net proceeds from an asset sale that are not applied within 12 months after such asset sale to an investment in a related business will be deemed excess proceeds. When the aggregate amount of excess proceeds exceeds $5,000,000, the Company is required to make an offer to purchase the maximum principal amount of Notes that may be purchased using the excess proceeds, at an offer price in cash equal to 100% of the accreted value of the Notes. As a result of the Company's waiver and release of its claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in December 1995 in exchange for cash of approximately $40,000,000, the Company had approximately $38,900,000 of excess proceeds in December 1996. The Company made an offer to purchase Notes at the accreted value of $635.65 per $1,000 Note. In January 1997, upon the expiration of the offer, $70,000 principal amount of Notes were tendered and the Company paid approximately $44,000.

     Cellular Communications International, Inc. and Subsidiaries


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION.

                         RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

Equity in net income (loss) of Omnitel for the third quarter was income of $984,000 in 1997 and loss of $12,888,000 in 1996. The change is due to the change in Omnitel's share of OPI's net income (loss) to income of $6,593,000 from a loss of $85,423,000. OPI's net income (loss) changed to income of $9,392,000 from a loss of $119,756,000 as a result of a 113% increase in operating revenues with only a 16% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire). OPI reported that it had approximately 1,730,000 and 560,000 subscribers as of September 30, 1997 and 1996, respectively.

General and administrative expenses decreased to $626,000 from $820,000 primarily because CCII reduced its efforts to obtain new cellular licenses.

Interest income and other, net decreased to $1,123,000 from $1,298,000 primarily because of a decrease in funds available for investment.

Interest expense increased to $6,763,000 from $5,949,000 due to an increase in the accretion of original issue discount on the Senior Discount Notes.

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

Equity in net loss of Omnitel decreased to $7,628,000 from $33,673,000 because of the decrease in the net loss of Omnitel. The decrease is due to a decrease in Omnitel's share of OPI's net loss to $51,447,000 from $225,964,000. OPI's net loss decreased to $73,543,000 from $318,611,000 as a result of a 142% increase in operating revenues with only a 35% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire), plus OPI recorded an income tax benefit of $17,661,000 in 1997.

General and administrative expenses increased to $2,473,000 from $2,382,000 primarily due to costs incurred in connection with possible joint ventures that the Company decided not to participate in.

Interest income and other, net decreased to $3,307,000 from $4,007,000 primarily because of a decrease in funds available for investment.

Interest expense increased to $19,644,000 from $17,191,000 due to an increase in the accretion of original issue discount on the Senior Discount Notes.

The income tax benefit in 1996 of $1,200,000 is the result of net operating loss carrybacks to 1995.

                    LIQUIDITY AND CAPITAL RESOURCES


The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs and taxes, as well as capital to explore other opportunities that may arise. The Company has no material commitments for capital expenditures, except as described below. The Company expects that cash, cash equivalents and marketable securities on hand are sufficient to meet all obligations of the Company at least through the next twelve months. Italian lire have been translated solely for the convenience of the reader at an exchange rate of 1,690.10 lire = $1.00, the Noon Buying Rate on October 31, 1997.

As a result of the award of Italy's second GSM cellular license to OPI, OPI requires capital to construct its cellular system and to fund its operations. OPI has a syndicated bank loan facility for 1,800 billion lire ($1.1 billion). On August 29, 1997, OPI signed an Amended and Restated Facility Agreement which, among other things, provides for an increase in the facility of 1,000 billion lire ($592 million) from 1,800 billion lire to 2,800 billion lire ($1.7 billion). In addition, OPI has received capital contributions of 1,450 billion lire ($858 million) from its partners (1,015 billion lire ($601 million) from Omnitel and 435 billion lire ($257 million) from Pronto Italia).
Omnitel funded its share of OPI capital contributions plus its own capital needs through capital contributions from its shareholders of 1,040 billion lire ($615 million). The Company's total cumulative contribution to Omnitel was approximately 152.5 billion lire ($96.8 million at the exchange rates in effect at the time of each contribution).

On October 2, 1997, the Board of Directors of Omnitel approved to make available to OPI a subordinated credit facility of 70 billion lire ($41 million) as soon as OPI indebtedness amounts to 2,200 billion lire ($1.3 billion) and in any case not later than March 31, 1998.

OPI has provided an approximate 219 billion lire ($130 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. There can be no assurance that OPI will be able to achieve all of its performance bond goals. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($13 million), reflecting its proportionate interest in OPI.

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

Cash used in operating activities was $432,000 and $3,697,000 in 1997 and 1996, respectively. The decrease in cash used in operating activities is primarily due to a decrease in income taxes paid to none in 1997 from $2,100,000 in 1996. Cash provided by investing activities was $12,767,000 in 1997 as a result of proceeds from sales of marketable securities, net of purchases. Redemption of Senior Discount Notes of $44,000 in 1997 is the result of the Company's offer to repurchase up to $38,900,000 accreted value of Notes using the excess proceeds from the waiver and release of the Company's claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in December 1995 in exchange for cash of approximately $40,000,000.

     Cellular Communications International, Inc. and Subsidiaries



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          27. Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CELLULAR COMMUNICATIONS
                                      INTERNATIONAL, INC.



Date:     November 10, 1997         By: /s/ J. Barclay Knapp
                                    -------------------------
                                    J. Barclay Knapp
                                    Executive Vice President



Date:     November 10, 1997         By: /s/ Gregg Gorelick
                                    --------------------------
                                    Gregg Gorelick
                                    Vice President-Controller
                                    (Principal Accounting Officer)