Form 10-K
period 1997-12-31
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1998-03-30
CIK 870762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______

                           Commission File No. 0-19363

                   CELLULAR COMMUNICATIONS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3221852
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

110 East 59th Street, New York, New York                           10022
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (212) 906-8480
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ] Yes [   ] No

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates at March 20, 1998, valued by reference to the closing sale price for the registrant's Common Stock on the Nasdaq Stock Market's National Market, was approximately $609,730,000.

Number of shares of Common Stock outstanding as at March 20, 1998: 11,024,868 (16,537,302 as adjusted for the three-for-two stock split by way of stock dividend, to be paid on April 14, 1998)

                       DOCUMENTS INCORPORATED BY REFERENCE

                Document                               Part of 10-K in which
                                                            Incorporated

Definitive proxy statement for the                            Part III
1998 Annual Meeting of the Stockholders
of Cellular Communications International, Inc.

         "SAFE-HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995:

All statements other than statements of historical fact contained in this Form 10-K, including without limitation certain statements in Business, and Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the company's financial position and liquidity, results of operations and other matters, are forward-looking statements. Forward-looking statements in this Form 10-K generally are accompanied by words such as "anticipate," "believe," "estimate" or "expect" or similar statements. Although the Registrant believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to OPI's ability to continue to design network routes, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

In this Report on Form 10-K, references to "lire" or "lira" are to the lawful currency of Italy and references to "U.S. dollars," "dollars," or "$" are to the lawful currency of the United States. Solely for the convenience of the reader, this Report on Form 10-K contains translations of certain lire amounts into U.S. dollars. These translations should not be construed as representations that the lire amounts actually represent such U.S. dollar amounts or could have been or could be or will be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of lire into U.S. dollars have been made at 1,805.00 lire per U.S. dollar, the noon buying rate in The City of New York for cable transfers in lire as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on March 20, 1998.

                                TABLE OF CONTENTS

                                                                            Page
PART I
------

Item 1  Business .........................................................     1

Item 2  Properties .......................................................    21

Item 3  Legal Proceedings ................................................    21

Item 4  Submission of Matters to a Vote of Stockholders ..................    21

PART II
-------

Item 5  Market for the Registrant's Common Stock and
        Related Stockholder Matters ......................................    22

Item 6  Selected Financial Data ..........................................    23

Item 7  Management's Discussion and Analysis of Results
        of Operations and Financial Condition ............................    24

Item 7A Quantitative and Qualitative Disclosures About Market Risk .......    28

Item 8  Financial Statements and Supplementary Data ......................    28

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure ..............................    28

PART III
--------

Items 10, 11, 12 and 13 ..................................................    28

PART IV
-------

Item 14 Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K ......................................................    28

Exhibit Index ............................................................    29

Signatures ...............................................................    31

Index to Financial Statements ............................................   F-1

                                     PART I

ITEM 1. BUSINESS.
----------------

GENERAL

     Cellular Communications International, Inc. ("CCII" or the "Company") was incorporated in Delaware in 1984 to own and operate cellular telephone systems in various markets. Beginning in 1988, the Company entered into joint ventures to pursue opportunities in wireless communications businesses outside of the United States. The Company currently holds a 14.667% interest in Omnitel Sistemi Radiocellulari Italiani S.p.A. ("Omnitel"), a strategic joint venture which holds a 70% interest in and directs the management of Omnitel-Pronto Italia ("OPI"), a strategic joint venture which has been awarded one of two national cellular telephone licenses for Italy using the GSM technology, the digital technology for cellular telephone systems that all European Union countries have agreed to adopt as a common standard. The Company through its 14.667% interest in Omnitel, holds an approximate 10.267% interest in OPI.

     In March 1994, the Italian Government announced that OPI was selected by the Italian Government as the licensee of Italy's second GSM cellular telephone license (the "License"). The other joint venturers in Omnitel are OliMan Holding B.V. ("OliMan"), a joint venture currently owned 75% by Ing. C. Olivetti & C., S.p.A. ("Olivetti") and 25% by Mannesmann A.G., Bell Atlantic International, Inc. ("Bell Atlantic") and Telia International AB ("Telia") (collectively, the "Omnitel Corporate Partners"). Pronto Italia, which holds a 30% interest in OPI, consists of AirTouch, Mannesmann and several smaller partners (together with the Omnitel Corporate Partners, the "Corporate Partners"). To date, several of the Corporate Partners have separately participated in the design, construction and operation of GSM cellular networks in over 10 countries and have built GSM networks which now serve several million subscribers.

     The  Company   believes   that  OPI's  launch  as  Italy's   second  mobile
telecommunications operator has been one of the most successful in wireless history. Since the start-up of its GSM system in December 1995, OPI has not only achieved comparable coverage with its much larger and longer established competitor, but has attracted over 2.5 million subscribers. As of December 31, 1997, the Company believes that OPI had approximately 30% of the GSM market and 21% of the total cellular market in Italy, with its cellular network covering over 95% of the Italian population. In the quarter ending June 30, 1997, OPI generated positive EBITDA for the first time.

     The Company continues to review telecommunications opportunities in Europe from time to time.

OMNITEL AND OPI

     GENERAL. In February 1994, Omnitel and Pronto Italia entered into an agreement to jointly form OPI as their combined applicant for the second GSM license in Italy. The License is for a period of 15 years, ending January 2010. OPI and Telecom Italia Mobile ("TIM") are currently the only licensed GSM cellular network operators in Italy. A third mobile communications license will reportedly be awarded by May 1998, although it has not yet been decided whether the license will be exclusively DCS-1800 or whether it may include some GSM-900 spectrum.

     OPI has entered into a license agreement with the Ministry of Posts and Telecommunications (now known as the Ministry of Communications) (the "MOC") which defines the rights and obligations of OPI relating to the License. The License grants OPI access to 10.8 MHz, corresponding to 27 two-way 200 KHz radio channels, and authorizes OPI to provide digital cellular telephone service as well as other related value added services, such as voice mail, weather and sports reports. OPI subsequently received 14 more two-way 200 KHz channels (5.6 MHz of spectrum). Pursuant to the License, OPI was required to activate cellular telephone service to cover at least 40% of Italian territory and all Italian regional capitals within 18 months of the License grant, and 70% of Italian territory and 90% of the Italian population within five years of the License grant. The License also sets forth service quality standards, such as requiring that OPI's failure rate for attempted calls over its network be 5% or less, that OPI route its international traffic through the switching centers of the Italian PSTN (prior to January 1, 1998) and that OPI pay established fees for local and international wireline service.

     OPI paid a fee of 750 billion lire (approximately $415.5 million) to the Italian government following the grant of the License, although in response to EU pressure to encourage a fair and competitive communications market, OPI has since received 60 billion lire from TIM. See "Business--Government Regulation--European Union Telecommunications Law." Throughout the term of the License, OPI is required to pay a royalty fee to the Italian government equal to 3.5% of OPI's annual sales, net of amounts paid to public wireline telephone operators for their services. OPI agreed to pay royalties to the MOC in amounts that are not less than 1.7 billion lire for 1995 ($0.9 million); 8.2 billion lire for 1996 ($4.5 million); 25.4 billion lire for 1997 ($14.1 million); 51 billion lire for 1998 ($28.3 million) and 77.1 billion lire for 1999 ($42.7 million), subject in each year to reduction only due to any proportionate reduction of the royalty percentage to less than 3.5%, and has made such payments for 1995 and 1996.

     As a result of the License award, the Company has made capital contributions of 152.5 billion lire (an aggregate of $96.8 million at the exchange rates in effect at the time of each contribution) to Omnitel in order to fund the Company's 10.267% share of the capital requirements of OPI. It is expected that no further capital contributions will be required under the currently approved business plan, except for the subordinated credit facility of 70 billion lire that the Omnitel board of directors agreed to make available to OPI under certain circumstances.

     MARKET OVERVIEW. Italy is the largest and fastest growing cellular market in Europe with 11.7 million subscribers at year end 1997. The number of Italian cellular subscribers has grown rapidly since a predecessor to TIM commenced full 900 MHz analog cellular service in 1990. TIM commenced limited operation of a GSM system late in 1992 and launched full marketing of its GSM system in April 1995, with OPI following in December 1995.

     The growth in demand for cellular telecommunications, spurred by declining cellular telephone equipment and service prices, an increased awareness of the benefits of cellular communications, distribution through widespread channels and expanded network coverage and capacity, has been accompanied by transition to digital systems and development of advanced wireless communications technologies. Complementing such technological developments, the Italian telecommunications market has undergone a process of deregulation and liberalization and has become an increasingly competitive market. OPI has capitalized on this rapid growth and developed and executed a business plan that resulted in one of the most rapid wireless start-ups in history. In developing its market plan, OPI viewed current market conditions in Italy as characterized by mediocre calling quality, relatively high access costs and poor customer service. OPI's business plan successfully addressed these major weaknesses.

     The Company believes Italy represents an attractive environment for the provision of wireless communications services due to the following factors:

     - Italy's population of 58 million, concentrated in over 13 metropolitan areas, is the fourth largest in Europe;

     - Italy has the third largest economy in Europe in terms of GDP, behind only Germany and France, while ahead of the U.K.;

     - Italy's favorable demographic characteristics which include a per capita income of over $18,000;

     - The Italian economy is characterized by large numbers of small and medium size businesses which, in the United States, have been heavy users of cellular services;

     - Cellular service currently being provided in Italy has been rapidly accepted by both business and residential customers; and

     - Favorable EU and Italian regulations and oversight resulting from the EU mandate to encourage a fair and competitive telecommunications market.

     The Company believes OPI is well-positioned versus TIM in providing wireless communications services due to the following factors:

     - The Corporate Partners' experience in the management of cellular systems;

     - The quality of OPI's network, which has been designed for handheld telephone coverage; and

     - OPI's business strategy, a core part of which is to provide superior levels of customer service.

ITALIAN TELECOMMUNICATIONS INDUSTRY

     OVERVIEW. Until recent years, most telecommunications services in Italy were provided by the previously government-owned Telecom Italia and its predecessors. Telecom Italia, privatized in October 1997, continues to be the dominant provider of fixed telephony services in Italy. TIM, approximately 60% owned by Telecom Italia, manages and operates the cellular phone service as well as the paging and public radio mobile communications formerly operated by Telecom Italia.

     ITALIAN CELLULAR TELEPHONE INDUSTRY. The cellular telephone industry in Italy initially developed at a slower pace than other European cellular markets. However, Italy was the fastest growing market in Europe in 1997 and mobile telephone penetration in Italy has now surpassed the European average, having exceeded the penetration levels in the United Kingdom, France and Germany. As of December 31, 1997, the Italian penetration rate for cellular telephones was approximately 20.6%, with approximately 11.7 million subscribers. Of these subscribers, approximately 3.4 million used analog-based cellular phones and approximately 8.3 million used GSM phones. The sole cellular operator in Italy for five years prior to OPI entry into the market in December 1995 was TIM. OPI launched commercial services in December 1995. As of December 31, 1997, OPI had approximately 2.5 million subscribers, representing 21% of the total cellular market. Italy again added the most cellular subscribers in Europe in 1997.

     The following table indicates the growth in the number of analog and GSM cellular subscribers in Italy from 1992 to 1997.

                                TIM                     OPI
   YEAR            ------------------------------    ----------
ENDED DEC. 31,     ANALOG (EST.)       GSM (EST.)       GSM             TOTAL

   1992               780,800                0               0         780,800
   1993             1,200,800            6,200               0       1,207,000
   1994             2,164,400           75,300               0       2,239,700
   1995             3,396,000          467,000          54,000       3,917,000
   1996             3,795,300        1,910,000         713,000       6,418,300
   1997             3,400,000        5,800,000       2,460,000      11,660,000

     LOCAL TELEPHONE SERVICE. Telecom Italia is currently the dominant provider of local telephone service in Italy. Local telephone service provides the subscriber with a base dial tone and interconnections between local and long distance service.

BUSINESS STRATEGY

     OPI's principal objective is to continue to capitalize on the opportunities it believes are available in the growing and evolving cellular market in Italy. To establish itself as a leading provider of high quality cellular services in Italy, OPI is pursuing the following business strategy:

     OFFER SERVICES TAILORED TO SPECIFIC MARKETS. OPI offers services tailored to the specific needs of several segments in the voice services market, including personal users, small and medium-sized businesses, and large corporations. The products offered to each segment contain various options, services and prices that are designed to meet the specific needs identified within each segment. By more effectively tailoring the package of services offered to customers' actual needs, OPI believes that customers perceive a higher value being delivered in relation to the cost, are more inclined to use cellular services and have higher levels of product satisfaction.

     CONSTRUCT A HIGH CAPACITY, FLEXIBLE NETWORK. By building a high capacity, technologically advanced cellular network, OPI commenced operations with an infrastructure that was capable of handling rapid growth in activations and could readily accommodate the implementation of new voice and data products as they were developed. In designing the network, OPI utilized its Corporate Partners' significant experience in designing and building cellular networks to construct a network that can provide efficient and dependable service with a minimum of interruptions. The OPI network was built to take advantage of current digital technology and to provide high quality service. Compared to analog systems, GSM systems provide users with improved sound quality and enhanced security features, as well as Pan-European roaming.

     BUILD CUSTOMER LOYALTY THROUGH SUPERIOR CUSTOMER SERVICE. OPI offers subscribers access to 24-hour, seven days a week customer service providing information regarding territorial coverage, distribution channels, product features and technical troubleshooting. By employing the "best practices" used by OPI's Corporate Partners in their businesses, OPI has raised the quality of customer service offered to the highest levels found elsewhere in Europe and the United States and has differentiated itself from the competition and generated a high degree of customer loyalty.

     INTEGRATION OF TELECOMMUNICATIONS SERVICES. OPI's business plan anticipates the gradual integration in Italy of the wireless and wireline telecommunications markets. OPI has introduced new pricing plans for its GSM service that provide competitive rates with those provided by TIM. In addition, OPI anticipates that this convergence will also result in some integration of the wireless and wireline telecommunications networks that provide services to customers.

SERVICES OFFERED BY OPI

     VOICE SERVICES. OPI offers various tariff plans and service packages targeting individual market segments and tailored to address different usage patterns. Each package includes certain standard functions and offers a variety of optional services. In addition, OPI may offer installment payment plans for purchasing cellular telephones for business customers. OPI is continually developing a wider range of value added service features, which management believes will stimulate subscriber usage and provide additional sources of revenue. Services currently offered to subscribers include international roaming, voice mail, call waiting, call on hold, call forwarding, and short-messaging services.

     Subscribers are charged, depending upon the plan, a one-time connection fee, a monthly basic charge and traffic fees per minute. The rates OPI may charge for cellular services are not subject to government tariffs establishing minimum or maximum prices.

     In October 1997, OPI introduced "Rete Aziendale Mobile" (RAM), a virtual private network service using its intelligent network platform, allowing it to offer corporate users special low rates for calls within predefined closed user groups, as well as quick four digit dialing within these groups (as on a PBX).

     TELEPHONE EQUIPMENT AND TERMINALS. OPI and its distribution channels offer customers GSM cellular telephones with a broad range of optional features. Business customers may purchase GSM telephones through OPI on an installment plan.

MARKETING STRATEGY

     OPI's marketing strategies are designed to build upon its competitive strengths in order to increase OPI's market share and revenues by expanding its subscriber base, maximizing usage and revenue per subscriber and minimizing churn. OPI's marketing objective continues to be to create demand for cellular voice and data transmission services and to attract subscribers by targeting the needs of various market segments and providing superior service and reliability, rather than competing principally on the basis of price. OPI generates demand through innovative pricing and features, distribution, advertising and marketing of cellular telephone service and by introducing significant improvements in the quality of customer service and the cellular telephone network.

     DISTRIBUTION. OPI's objective is to maintain a cost-effective distribution network that maximizes its ability to distribute products and services to each of the voice and data market segments it has identified. OPI uses both indirect channels (such as existing third-party sales or distributorship organizations) and direct channels (such as large account direct sales teams, proprietary stores under franchising agreements and cellular "promoters" who are independent agents affiliated with OPI).

     OPI has arrangements with over 2,000 independent dealers who target both small businesses and the personal market segment. OPI's large accounts teams target the top companies in Italy and contact the potential high usage customers within these organizations. OPI's cellular promoters target small to medium-sized businesses and, in certain circumstances, larger organizations. Cellular promoters include individuals and organizations that are already active in marketing business communications products. Finally OPI's network of 42 franchised stores serves both business and retail/consumer markets.

     ADVERTISING. OPI uses a combination of direct marketing, trade advertising and retail advertising, along with promotional campaigns aimed at OPI's distributors, to promote OPI's services. OPI advertises in newspapers and periodicals as well as on television and maintains retail points of presence in important shopping areas and in airports. Through its advertising efforts, OPI seeks to promote a recognizable image of OPI's services with consumers, emphasizing OPI's proximity to the customer in every aspect of the services provided and demonstrating the opportunities and advantages that GSM cellular service can offer in both their business and personal lives.

CUSTOMER SERVICE

     The Company believes that superior customer service is vital to achieving its objective of becoming a leading cellular telephone and data transmission service provider in Italy. OPI attracts and retains customers by providing a high level of service in the key areas of customer assistance and maintenance, billing and fraud prevention. OPI's customer service operations utilize state of the art technology and are operated by well trained staff. OPI continually expands the capacity of its customer service operations to keep pace with subscriber growth.

     CUSTOMER ASSISTANCE AND MAINTENANCE. OPI provides a full range of customer services from the point of sale onward, including customer inquiry helplines, regional service centers and on-line assistance to customers with respect to billing and technical difficulties, service inquiries, the use and repair of equipment and other aspects of OPI's network operations. OPI provides its customers with a universal number to permit dialing from any location in Italy to call a customer service center that provides 24-hour service. This provides customers with quick, "one-stop" service and a single contact point for help in solving their cellular telephone and data transmission problems.

     BILLING. OPI provides its subscription customers with easy to read bills that are sent out bi-monthly. For customers who require detailed bills, OPI offers several billing options.

     PREPAID SERVICES. The majority of OPI's subscribers do not receive bills because they are prepaid subscribers. These subscribers purchase "airtime" in advance in the form of cards with unique codes. These codes, when input into OPI's customer friendly user-interface, increase a subscriber's balance, which is then continuously displayed on the telephone's LCD screen. In 1997, OPI introduced the first rechargeable GSM card that can be used to make international calls from Italy and can be used abroad.

CELLULAR TELEPHONE TECHNOLOGY

     GSM AND DCS-1800. GSM is a digital technology for cellular telephone systems that all European Union ("EU") countries (and many countries outside the EU) have agreed to adopt as a common standard. Commercial launch in several
European countries commenced in 1992 and by the end of 1997 there were approximately 41.2 million GSM (900 MHz) subscribers in Western Europe, an increase of 100% over 20.6 million subscribers at the end of 1996. Because of the popularity of the GSM standard and the recent rapid growth in GSM subscribers, the Company believes that GSM telephones will continue to decline rapidly in price. The GSM system is designed to allow subscribers to use their cellular telephones and automatically receive calls throughout Europe and, in theory, wherever GSM technology has been adopted. Over 100 countries, including virtually all countries in Western Europe, have issued or propose to issue GSM licenses. The GSM standard has also been adapted to the 1,800 MHz range and many European countries have issued or will issue one or more of these so-called "DCS-1800" licenses. DCS-1800, because of its technical characteristics, is better suited for an urban setting.

     Because of the digital nature of the technology, GSM technology offers significantly increased capacity, better voice quality and improved privacy than existing analog systems. In addition, GSM data is contained on a subscriber identity module card ("SIM Card" or "Smart Card") which can be transferred from one cellular telephone to another. This feature greatly increases the possibilities for distributing GSM services by eliminating the need for all distribution points to stock telephones. GSM also provides for such advanced value-added features as short messaging service (which provides an alphanumeric display of short messages), caller ID (which displays the calling number) and other data services. An example of the innovative usage of these features to increase penetration has been OPI's use of the short messaging service to provide its prepaid subscribers with a real time account balance.

     GSM has also been designed to offer various technical solutions to prevent fraud and misuse, such as authentication, together with anonymity and encryption (the transformation of information from a readily recognizable system of coding to an encoded or enciphered system of coding, or vice versa) of the signal so that conversations cannot be easily intercepted.

     OPERATING CHARACTERISTICS. The cellular telephone industry is typically characterized by high fixed costs and low variable costs. Until technological limitations on total capacity are approached, additional cellular telephone system capacity can normally be added in increments that closely match demand and at less than the proportionate cost of the initial capacity. The industry has also recently experienced decreasing equipment prices. The amount of profit, if any, under such circumstances is dependent on, among other things, prices and variable marketing costs, which in turn are affected by the amount and extent of competition.

NETWORK DESIGN, CONSTRUCTION AND PERFORMANCE

     Quality and geographic coverage of the network are key factors in the distribution of cellular telephone service. OPI has constructed a high capacity, technologically advanced cellular network. The irregular topography, including many tunnels and mountains, near some of Italy's most important cities requires OPI to implement special network designs to avoid interruptions of calls.

     NETWORK DESIGN. The basic element of OPI's GSM network are its base stations, the interface between the user's telephone and the network. The base stations house radio transmission and reception equipment and perform signal processing activities when interfacing with the signal. Each base station has substantial fixed costs which include the cost of purchasing or leasing land, constructing the facility, installing adequate power supply, installing adequate security systems and constructing and maintaining the equipment, towers, cabling, antennae or other related equipment. As of December 31, 1997, approximately 2,400 base stations had been installed. OPI plans to install an additional 1,300 base stations in 1998.

     Cellular traffic is collected from a number of base stations and routed to a Base Station Controller ("BSC"). The BSCs allocate radio channels among base stations, manage intra-BSC handoffs among the base stations and interface with the Mobile Switching Centers ("MSC"). The MSCs will provide the connection between OPI's GSM network and Telecom Italia's fixed network. MSCs are located near Telecom Italia's switching centers to reduce the costs of accessing the PSTN. Interconnection of the various elements of OPI's network has generally been accomplished using lines leased from Telecom Italia. However, where appropriate and cost effective, OPI intends to develop its own transmission capabilities or utilize third party links.

     In 1997, OPI installed an Intelligent Network Platform, which allows for the rapid creation and implementation of advanced network features (such as closed user group four digit dialing).

     BASE STATION CONSTRUCTION. The process of obtaining appropriate sites requires that OPI personnel coordinate, among other things, site-specific requirements for engineering and design, leasing of the required space, obtaining all necessary governmental permits, construction of the facility and equipment installation. OPI has utilized software systems developed by its Corporate Partners to assess the feasibility of various new sites so that network design and site development are coordinated to the maximum extent possible.

     PERFORMANCE OBJECTIVES. The network is designed to perform with less than 2% of calls interrupted during peak periods, including less than 1% of interruptions in the connection between MSCs and the fixed network, and with system availability of 99.94% during daytime hours. OPI selects appropriate cell sites and alternative cell sites so as to reduce voice alteration and call interruption resulting from signal attenuation or interference due to Italy's irregular topography.

     OPI awarded Nokia Telecommunications ("Nokia") a contract for the initial and secondary phases of construction of its GSM network.

     ROAMING AGREEMENTS. Roaming allows OPI's customers to receive and make international, local and long distance calls while traveling outside of Italy. OPI has negotiated roaming agreements with over 70 operators in more than 50 countries, enabling subscribers to make and receive calls abroad.

     PERFORMANCE BOND. OPI has provided an approximate 219 billion lire ($121.3 million) performance bond to the Italian government linked to OPI's meeting certain performance goals relating to territory coverage, investment, employment and payment of license fees. Specifically, OPI was required to (i) cover 50% of Italian territory with its cellular network by May 1996 and 98% by May 1998,
(ii) invest 969 billion lire ($536.8 million) by May 1996 and 1,552 billion lire ($859.8 million) by May 1998, (iii) employ 1,163 people by May 1996 and 2,686 people by May 1998, (iv) pay royalties to the MOC in amounts that are not less than 1.7 billion lire for 1995 ($0.9 million); 8.2 billion lire for 1996 ($4.5 million); 25.4 billion lire for 1997 ($14.1 million); 51 billion lire for 1998 ($28.3 million) and 77.1 billion lire for 1999 ($42.7 million), subject in each year to reduction only due to any proportionate reduction of the royalty percentage to less than 3.5% and (v) maintain the declared stockholding majority of OPI until February 1, 2000. OPI is subject to monetary penalties for failing to achieve such goals. Performance goals have been achieved to date, and although no assurance can be given, the Company believes the future performance goals are achievable. The maximum liability of the Company under the performance bond would be approximately 22.5 billion lire ($12.5 million), reflecting its proportionate interest in OPI. In addition, the failure of OPI to meet the standards of service (meaning proper use of frequencies, meeting coverage goals, maintaining and interconnecting the networks, and prompt payment of license fees) prescribed in the License and the performance bond could result in loss of the License and have a material adverse effect on OPI and the Company.

ARRANGEMENTS WITH TELECOM ITALIA

     FEES AND PRICING WITH TELECOM ITALIA. Pursuant to the License, OPI connects its mobile cellular telephone network to the PSTN. Although Telecom Italia grants OPI discounts on two Mbps leased lines, OPI is negotiating costs for 34 and 155 Mbps leased lines, which will further reduce OPI's interconnection expense. Telecom Italia charges equivalent access fees and provides equivalent access to and pricing of leased lines to each of OPI and TIM. Following a reduction in 1997, OPI's access charges when interconnecting to the PSTN (originally set at 200 lire per minute for all calls) are currently set at 200 lire per minute for inbound calls and 80 lire per minute for outbound calls.

OPI'S CORPORATE PARTNERS

     The Corporate Partners are on the leading edge of cellular technology worldwide. Certain Corporate Partners are involved in standardizing and revising technological specifications of cellular systems in their respective markets and also possess expertise in other international technological areas such as the European Telecommunications Standards Institute, the Universal Mobile Telecommunications System and the International Telecommunications Union. The Corporate Partners include OliMan (75% owned by Olivetti and 25% by Mannesman), Bell Atlantic, AirTouch, Mannesmann and Telia. Olivetti is one of Italy's largest companies and has been involved in the private voice and data communications network industry for over ten years. Bell Atlantic Mobile operates in more than fifteen U.S. states making it one of the largest suppliers of cellular services in the United States. AirTouch is one of the world's largest wireless telecommunications operators. Mannesmann is a subsidiary of Mannesmann AG, one of Germany's ten largest industrial conglomerates and owner of the largest interest in Germany's D2 Private GSM system. Telia was a pioneer in European cellular communications and an initiator of the GSM system. Telia is at present participating in the development of cellular systems in almost 20 different countries, either directly or in collaboration with national telephone operators. None of the Corporate Partners has any obligations with respect to the Notes or (except as otherwise set forth herein) to provide services or financial support to OPI.

COMPETITION

     OPI competes with wireline telephone service offered by Telecom Italia, and the cellular telephone service offered by TIM, as well as with at least one additional wireless license to be granted in 1998 and at least partially with Telecom Italia's recently launched low mobility DECT service. TIM has a significant advantage over OPI in the Italian cellular telephone market, with approximately 9.2 million analog and GSM subscribers as of January 1, 1998. TIM has certain advantages over OPI such as a larger customer base, more operating spectrum and the use of the Telecom Italia name. Many high usage business customers were already TIM cellular customers by late 1995 and remain TIM subscribers. Moreover, OPI may also face significant potential competition from other communications technologies that are being or may be developed or perfected in the future.

GOVERNMENT REGULATION

     OVERVIEW. The legal framework for the regulation of the telecommunications sector in Italy has been extensively revised in recent years. This revision has included the liberalization of substantially all telecommunications services, the formation of the Communications Authority, the independent agency to regulate the communications industry, the implementation of the Framework Law, and the adoption of the Telecommunications Regulations by the Italian Government pursuant to Law No. 650 of December 23, 1996 ("Law 650") and Law No. 189 of July 1, 1997 ("Law 189") to implement a number of EU directives in the telecommunications sector. Effective August 1, 1997, the former Ministry of Posts and Telecommunications changed its name to the Ministry of Communications. The Telecommunications Regulations became effective on October 7, 1997.

     The Framework Law in general aims at (i) ensuring the improvement of competition and efficiency in the telecommunications sector; (ii) establishing adequate quality standards; (iii) ensuring access to telecommunications services in a homogeneous manner throughout Italy; (iv) defining a clear and transparent tariff system based on the "price cap" method which will apply to Telecom Italia's fixed public voice telephony services for up to two years from August 1, 1997 and (v) protecting consumers' and users' interests.

     The Telecommunications Regulations contain provisions concerning (i) the granting of general authorizations or individual licenses to provide telecommunications services; (ii) universal service obligations and their financing; (iii) access contributions; (iv) special obligations imposed on operators having significant market power, including the determination of interconnection charges using principles of cost orientation; (v) numbering and number portability; (vi) rights of way; and (vii) the essential requirements that must be complied with in the provision of services and when interconnecting between public telecommunications networks. The Communications Authority is expected to establish detailed regulations governing the telecommunications sector and will monitor their application, while the Ministry of Communications will retain the responsibility for defining telecommunications policy in Italy, and will have the power and authority to grant authorizations and licenses.

     The activities of OPI and TIM are also subject to the terms and conditions of their public operating concessions (the "Public Concessions").

     Other significant telecommunications measures include Law No. 58 of January 29, 1992 ("Law 58"), implementing regulations and the Ministry of Communications decrees principally promulgated with respect to tariffs, and Regulation No. 197 of May 8, 1997, concerning telephone service and subscriptions contracts.

     THE COMMUNICATIONS AUTHORITY. The Communications Authority will consist of a President appointed by the Italian Government through a Presidential decree, a Committee for Infrastructures and Networks, a Committee for Products and Services and the Council. Each of the Committees' members will be selected by the Italian Parliament (four by the Senate and four by the Chamber of Deputies) and appointed through a Presidential decree. Each of the Committees and the Council will be responsible for establishing regulations for their specific areas.

     The Committee for Infrastructures and Networks will be responsible for, among other things, guidelines for allocating radio frequencies relating to telecommunications services; defining objective and transparent criteria for establishing tariffs for interconnection and network access; regulating relationships among telecommunications companies; settling disputes regarding interconnection; and defining the scope of the universal service obligation and the operators subject to it, together with criteria for calculating and sharing its costs.

     The Committee for Products and Services will be responsible for, among other things, issuing guidelines for regulating product quality and conformity with EU directives governing the relationship between companies controlling fixed or mobile telecommunications networks and telecommunications service providers.

     The Council will be responsible for, among other things, adopting regulations establishing criteria for issuing licenses for the telecommunications sector and for TV and radio activities (including cable and satellite broadcasting) pursuant to Presidential Decree No. 318/97.

     The Communications Authority will have investigative powers, as well as the authority to impose sanctions on operators who do not comply with their directives and resolutions. In addition, the Communications Authority will be entitled to propose to the Ministry of Communications the revocation and/or suspension of general authorizations and individual licenses in the event of repeated violations by the holder.

     PUBLIC CONCESSIONS. The Public Concessions of OPI and TIM are embodied in conventions setting out their obligations relating to the provision of public services (the "Conventions"). Pursuant to these Public Concessions, OPI and TIM were each granted non-exclusive rights for the installation and operation of a mobile telecommunications network for the provision of telecommunications services. The Public Concessions will expire in 2010. OPI and TIM are subject to parallel rules and regulations concerning the provision of GSM services. The services must be rendered in accordance with the terms and conditions set forth in the Conventions, which address, among other matters, radio frequency allocation, commencement of operations, price controls and service requirements. TIM's GSM service commenced operations in April 1995. OPI's service commenced operations on December 7, 1995.

     Specifically, the GSM concessions require each of OPI and TIM:

     - to cover 70% of the Italian national territory and 90% of the population within five years and to provide service in major towns and cities in each of the 20 regions of Italy;

     - to meet certain technical requirements concerning the provision of GSM cellular services to end users;

     - to sign interconnection agreements with Telecom Italia, as the owner of the fixed public network, which were entered into in April 1995;

     - to pay access charges to Telecom Italia for the use of the connected wireline telephone network at an average of 200 lire per minute (reduced to 140 lire per minute for all calls as of June 6, 1997 and, as of August 1, 1997, 200 lire per minute for calls incoming to the mobile network from the fixed network and 80 lire per minute for calls incoming to the fixed network from the mobile network); and

     - to deliver to the MOC, upon request, data and information on their business operations, as well as copies of their audited financial statements and to observe certain criteria of accounting separation in relation to the GSM services performed.

     The duration of the GSM concessions is 15 years, commencing on February 1, 1995.

     As set forth by the Conventions, each licensee's corporate purpose shall be exclusively the research, design, realization and operation of radiomobile networks and related services, including rental and sale of telephone software, equipment and appliances, provided that such ancillary activities do not interfere with the provision of GSM service and the sound management of the licensee. Each of the licensees is required by the relevant Convention to maintain its registered office, and technical and administrative headquarters in Italy.

     The OPI Convention further provides that at least 60% of the OPI share capital as declared at the time the license was granted be maintained in its entirety by the relevant shareholders for at least five years as from the date of granting of the License.

     The Conventions expressly state that the licenses cannot be transferred or assigned, in whole or in part, for any reason whatsoever, unless the MOC has granted its prior consent. Moreover, upon occurrence of certain material breaches by the licensees, the MOC may revoke the licenses.

     The settlement of any controversy arising from the construction, validity and performance of the Conventions, to the extent an amicable settlement cannot be reached within 30 days from the date on which one of the parties has invited the other to negotiate, shall be remitted to the exclusive jurisdiction of an arbitration tribunal consisting of five members, two of whom shall be appointed by the MOC, two of whom shall be appointed by the relevant licensee and the remaining member shall be appointed by the State Council. The arbitration tribunal shall sit in Rome and shall decide at law on the basis of Italian substantive and procedural laws.

     The OPI Convention calls for the issuance by OPI of a performance bond linked to OPI's meeting certain performance and investment goals. OPI would be subject to monetary penalties for falling to achieve such goals.

     OPI and TIM have licenses to provide mobile telecommunications services using the advanced DCS-1800 digital technology, subject to the MOC granting access rights to the required frequencies for the provision of such services. Pursuant to Law 189, the MOC is expected to grant such frequencies to the GSM operators during 1998 and to license a third operator to provide such service in 1998. At least two consortia, Picienne Italia S.p.A. (the joint venture among Mediaset S.p.A., British Telecommunications, Italgas S.p.A., ENI S.p.A., Banca Nazionale del Lavoro S.p.A. and Telenor) and Wind Telecomunicazioni S.p.A. (a consortium including Deutsche Telekom A.G., France Telecom and ENEL S.p.A.), have separately indicated their intention to bid for the third DCS-1800 license.

     The Telecommunications Regulations provide that by January 1, 1999 the existing Public Concessions will have to be modified in conformity with the new regulatory framework.

     TARIFF AND PRICING POLICY. GSM prices are established autonomously by each of OPI and TIM, taking into account, among other factors, structure and levels of prices/tariffs for interchangeable services (analog mobile services and basic telephony services) and the policies of the main European operators, subject only to the obligation to give the MOC or the Communications Authority, as applicable, 30 days' notice of changes in prices. The licensees may not apply discriminatory contractual conditions to the various end consumers, except that the right to apply special conditions to particular categories of customers may be granted by the MOC.

     EUROPEAN UNION TELECOMMUNICATIONS LAW. Italy is a member of the EU and, as such, is required to implement the directives issued by the EU. Although directives must be incorporated into domestic legislation to be fully effective, a directive or certain provisions of a directive may take effect automatically in a member state (a "Member State") on the prescribed deadline if it is sufficiently clear and specific, even if it is not formally adopted by such member State by the prescribed deadline. If a directive is not formally implemented by the prescribed deadline, the only remedy available for an interested party is to seek damages against the Member State. Italy is also the addressee of various EU resolutions, recommendations and communications, which are not legally binding, although politically important.

     In June 1990, the European Commission adopted a Directive on Competition in the Markets for Telecommunications Services ("EU Directive 90/388"), which opened to competition telecommunications services other than fixed public voice telephony services. In particular, EU Directive 90/388 required the liberalization of circuit and packet switched data transmission, in accordance with regulations promulgated by each national regulatory authority. When initially issued, EU Directive 90/388 did not apply to radio mobile services or to satellite services. As discussed below, subsequent amendments to EU Directive 90/388 extended its terms to cover such services. EU Directive 90/388 was formally implemented in Italy by Decree 103.

     On January 16, 1996, the European Commission adopted EU Directive 96/2, liberalizing mobile telecommunications services within the EU (the "Mobile Telecommunications Directive"). The most important elements of the Mobile Telecommunications Directive implemented by Law 189 are the following:

     - Mobile telecommunications operators are authorized to construct their own infrastructure for the mobile network or to utilize infrastructure owned by third parties.

     -    Direct interconnection among mobile networks is to be guaranteed.

     - The number of licenses for mobile telecommunications systems may only be limited on the basis of essential requirements and in case adequate frequencies are not available.

     - The conditions for granting licenses for access to frequencies and for interconnection to the fixed public telephony network shall be regulated with transparency, proportionality and non-discrimination.

     The EU competition rules have the force of law in the Member States and are therefore applicable to OPI's operations in the telecommunications market. The main principles of the EU competition rules are stipulated in Article 85 of the EC Treaty. Article 85 prohibits collusive behavior between competitors which may effect trade between Member States and which restricts, or is intended to restrict, competition within the EU. These rules are enforced by the European

Commission in cooperation with the national competition  authorities,  including
the  Italian  Antitrust  Authority.   In  addition,  the  national  courts  have
jurisdiction to litigate violations of EU competition law.

     In a decision dated October 4, 1995, the European Commission antitrust bureau found that the fact that OPI was required to pay the 750 billion lire ($415.3 million) license fee was unfair and discriminatory and undermined the capability of OPI to effectively compete with Telecom Italia, which was not asked for any money contribution in connection to the granting of its license from the MOC. As a result, the European Commission antitrust bureau's 1995 decision stipulated that TIM must compensate OPI in the amount of 60 billion lire. In October 1997, following a letter by Mr. Karel Van Miert, the chief of the European Commission antitrust bureau, to the Italian Telecommunications Minister expressing concern over the delay in implementing the package of corrective measures regarding mobile telephony in Italy, TIM made a compensation payment to OPI of approximately 60 billion lire. However, TIM is disputing the basis for such payments and has recently filed an action seeking to have the 60 billion compensation payment nullified.

THE OMNITEL AGREEMENT

     The Company, OliMan, Bell Atlantic and Telia have entered into an agreement (the "Omnitel Agreement"), that contains provisions governing the relationship between them, including, but not limited to, provisions relating to the governance and financing of Omnitel.

     CAPITALIZATION. Any new capital calls must be unanimously agreed to by the Omnitel board of directors. Unless a coventurer otherwise consents, its financial liability with respect to a capital call or any other commitment to provide funds to Omnitel shall be limited to its pro rata ownership interest therein.

     MANAGEMENT OF OMNITEL. The Omnitel board of directors consists of nine members, with one member designated by each of the Company and Telia, two members designated by Bell Atlantic and five members initially designated by OliMan, with OliMan designating the chairman of the board of directors. The presence and unanimous affirmative vote of at least two of the members of the board of directors designated by OliMan and of all the other members of the Board is required for any actions, decisions or determinations relating to the following, among others:

     (i) the formation of any subsidiary company or entering into any joint venture or other similar arrangement;

    (ii) the issuance or redemption of any shares, bonds or other securities of Omnitel;

   (iii) the acquisition of shares of or any interest in any corporation or the creation of any partnership, consortium or other legal entity of which Omnitel is or will be a partner, member or similar participant;

    (iv) the adoption or amendment of Omnitel's annual budget or future business plan;

     (v)  any  merger,  consolidation  or  amalgamation  with or into any  other
          company  or   corporation  or  the  sale  or  disposition  of  certain
          franchises or licenses;

    (vi) the engagement in certain businesses outside the scope of Omnitel's "object";

   (vii) the declaration or payment of dividends or the making of any other distribution to shareholders;

  (viii)  the voluntary liquidation, dissolution or termination of Omnitel;

    (ix)  the amendment of Omnitel's by-laws;

     (x) the initial appointment of the independent auditors, and of the outside counsel to Omnitel; and

    (xi)  the  increase  or  decrease  of the number of  members of the  Omnitel
          Board.

     The presence of at least two members of the Board designated by OliMan and at least all but one of the other members of the Board and the affirmative vote of at least two of the members of the Board designated by OliMan and at least all but one of the other members of the Board are required for any actions, decisions, or determinations of the Omnitel Board (including, without limitation, a determination to present such matters or proposals to the shareholders of Omnitel) relating to any of the following matters or proposals:

          (i) except as specifically provided for in the annual budget and future business plan, the lease, acquisition or disposition of any assets in a transaction or in a series of related transactions having a value in excess of 300 million lire ($166,000);

          (ii) the appointment, granting of powers, dismissal and determination of the remuneration of the Chairman, the Managing Director or the principal executive officers of Omnitel;

          (iii) any change in the independent auditors, and of the outside counsel to Omnitel;

          (iv) subjection of the property or assets of Omnitel to any mortgage, lien, pledge, claim or judgment except in the ordinary course of business;

          (v) the extension of loans or guarantees to or on behalf of third parties except in the ordinary course of business in amounts not to exceed in the aggregate 300 million lire ($166,000) or individually 100 million lire ($55,000) annually,

          (vi) the incurring of indebtedness for borrowed money except in the ordinary course of business in amounts not to exceed in the aggregate 1.0 billion lire ($554,000), or individually 500 million lire ($277,000) annually;

          (vii) enter into, amend or terminate any transaction with any venturer or affiliate of any venturer in Which the value of the goods and/or services to be purchased, sold or leased (including compensation or reimbursement for employees made available to the venturer) would exceed 25 million lire ($14,000) in a transaction or a series of related transactions; and

          (viii) the acceptance of any terms and conditions necessary to obtain and/or renew a license.

     For any actions, decisions or determinations of the Board which require the unanimous decision of the Board, the Omnitel venturers, as shareholders of Omnitel, agreed to vote in conformance with the Board's determination whenever a resolution of the Shareholders' Meeting is also required. The venturers also agreed, as shareholders of Omnitel, not to vote in support of any action or decision which requires a unanimous or supermajority decision of the Board as described above, unless the Board has first considered such action or decision and the required affirmative vote of the members of the Board for such action or decision has been obtained.

     The By-laws of Omnitel require only the affirmative vote of 75% of the members of the Board of Directors to approve the actions described above as unanimous actions. If such an action were approved by 75% of the Board of Directors, but not consented to by the Company as required by the Omnitel
Agreement, the Company might not be able to obtain injunctive relief under Italian law.

     CERTAIN TRANSFER OF OMNITEL STOCK. A co-venturer may, without the consent of the other co-venturers, transfer its Omnitel stock to its affiliates, other co-venturers or the affiliates of other co-venturers. A co-venturer may not, however, sell, assign, transfer, pledge, encumber or otherwise dispose of any of its Omnitel stock to a party who is not an affiliate, a co-venturer or an affiliate of a co-venturer, without prior written consent of all the other co-venturers. All transfers of Omnitel stock other than to affiliates, other co-venturers or affiliates of other co-venturers are subject to a right of first refusal by the other co-venturers. If more than one co-venturer exercises the right of first refusal, each of the co-venturers may purchase a pro rata portion of such Omnitel stock (based upon the total number of shares owned by all co-venturers exercising the right of first refusal). Such rights of first refusal may be exercised at the price indicated by the transferring co-venturer in a notice that must be sent by the transferring co-venturer to the remaining co-venturers prior to effecting a transfer that gives rise to a right of first refusal.

     CHANGE IN CONTROL OF A CO-VENTURER; RIGHTS OF FIRST REFUSAL. If more than 50 percent of the shares of voting securities of a co-venturer (the "Selling Co-Venturer") are transferred to a third party (or parties) that is not an affiliate of the Selling Co-Venturer (an "Omnitel Change in Control"), each co-venturer (a "Buying Co-Venturer") shall have the non-assignable right to purchase all or a pro rata portion (based upon the total number of shares owned by co-venturers exercising such right to purchase) of the Selling Co-Venturer's shares of Omnitel stock at a price indicated by the Selling Co-Venturer. In the event a Buying Co-Venturer objects to the price so indicated, it shall be settled by arbitration. The acquisition of control of any parent company of a co-venturer which owns or operates substantial other businesses or entities in addition to the venture is not deemed to constitute an Omnitel Change in Control.

     REQUIRED SALE UPON DEFAULT IN REQUIRED CAPITAL CONTRIBUTION. If a co-venturer willfully fails to make required capital contributions, the other co-venturers shall have the non-assignable option to purchase such co-venturer's Omnitel stock for a cash price equal to the paid-in-capital represented by such stock.

     ADDITIONAL REQUIRED SALES. The following may also give rise to the granting of a non-assignable option to purchase co-venturer's Omnitel stock at the cash price equal to the paid-in-capital represented by such stock: (i) the failure by a co-venturer to perform any material obligation under the Omnitel Agreement;
(ii) the filing of a bankruptcy petition by a co-venturer, or (iii) a willful violation or breach by a co-venturer of any of the covenants in the Omnitel Agreement. If the non-assignable option to purchase a defaulting co-venturer's Omnitel stock were triggered and the defaulting party refused to sell its Omnitel stock, thereby breaching the relevant provisions of the Omnitel Agreement, under Italian law, the Company may face difficulty in becoming the record owner of the Omnitel stock and could thus be forced to bring an action for damages against the co-venturer refusing to comply with such provisions.

     COVENANT NOT TO COMPETE. The co-venturers have agreed that, at all times during which they own Omnitel stock and for two years following the disposition to an unaffiliated third party thereof, they will not engage in the business of building, owning or operating a cellular mobile telephone network or providing mobile telecommunications services (a "Competing Business") in Italy without the consent of Olivetti and at least all but one of the other co-venturers, which consent is not to be unreasonably withheld; provided, however, that a co-venturer may own less than 10 percent of a Competing Business if the co-venturer is not represented on the board and has no active role in the management of the Competing Business. Each of the co-venturers and their affiliates may, however, engage in or possess an interest in any other business in Italy or any Competing Business outside of Italy.

THE OPI AGREEMENT

     Omnitel and Pronto Italia have entered into an agreement (the "OPI Agreement"), that contains provisions governing the relationship between them, including, but not limited to, provisions relating to the governance and financing of OPI.

     CAPITALIZATION. Each of Omnitel and Pronto Italia had originally committed to contribute, pro rata to its holdings, to the capital of OPI an aggregate total not exceeding l,000 billion lire ($554 million) (the "Mandatory Capital Calls"). Such amount has been subsequently increased to 1,450 billion lire ($803 million). In the event that the capital requirements of OPI exceed the Mandatory Capital Calls, Omnitel and Pronto Italia are entitled to subscribe to such additional capital calls but are not obligated to do so.

     SHARE TRANSFERS. Omnitel and Pronto Italia have agreed for a period of five years from the award of the License to be bound by the restrictions on share transfers as required by the License terms. Each of Omnitel and Pronto Italia has undertaken not to transfer any of the shares it holds at any time in OPI except to another party to the OPI Agreement. To the extent that under the terms of the License or any applicable law or regulation the sale of OPI shares is or becomes permitted only in part, the obligation not to transfer OPI shares shall terminate in the first instance in respect of the shares of Pronto Italia in OPI, and shall expire in respect of the shares held by Omnitel only when the amount of shares that can be transferred exceeds 30% of the capital of OPI. Prior to the grant of the License, the shareholders of Omnitel have offered in a letter to the MOC to collectively maintain at least 86% of the share ownership of Omnitel for the first five years of the License.

     MANAGEMENT OF OPI. The OPI board of directors includes the non-executive Chairman designated by Pronto Italia, the Managing Director and Chief Financial Officer designated by Omnitel and the Chief Technical Officer designated jointly by Bell Atlantic and AirTouch or in the event of their failure to reach agreement in such designation by OliMan. A decision of a Special Majority (which requires the favorable vote of at least one director designated by Pronto Italia) of the Board of Directors is required for the following matters, among others: (i) certain agreements between OPI and any subsidiary of its shareholders or any company in which any shareholder has a direct or indirect voting interest of 25% or more; (ii) adoption by OPI of annual budgets and business plans and material amendments thereto; (iii) investments by OPI in assets in excess in the aggregate of 5 billion lire ($2.8 million); (iv) incurrence by OPI of indebtedness (excluding ordinary bank loans) exceeding 5 billion lire ($2.8 million); (v) granting of loans exceeding 5 billion lire ($2.8 million) to any single party; and (vi) recommendations in respect of the distribution of dividends.

     COVENANTS NOT TO COMPETE. Omnitel and Pronto Italia have agreed that, at all times the OPI Agreement remains in effect and for two years following the termination thereof or until any party ceases to be a party whenever such event may occur, they nor any company directly or indirectly controlled by either of them, or any company which directly or indirectly controls either of them, will not involve themselves or itself, as the case may be, in any way, through participation in excess of 15%, or of 5% as regards quoted companies, in wireless activities in Italy (other than the supply of goods and services to cellular telephone systems) regarding cellular telephony systems which fall within the "object" of OPI. Each of Omnitel and Pronto Italia and their shareholders may, however, engage in any activity (with the exception of PCN services) to which the parties decide not to extend OPI's mission, if their engaging in such activity will not distract resources and commitment from the mission of OPI.

OTHER CONSIDERATIONS

     RISKS INHERENT IN FOREIGN INVESTMENT

     The Company has invested substantially all of its resources outside of the United States and intends to continue to review possible international investments in the future. Risks inherent in foreign operations include loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, risks of increases in taxes and governmental royalties and fees and involuntary renegotiation of contracts with foreign governments. Only a portion of such risks may be insured. The Company currently does not have political risk insurance in Italy. The Company is also exposed to risks of change in foreign and domestic laws and policies that govern operations of foreign-based companies.

     There can be no assurance that the laws or administrative practice relating to taxation, foreign exchange or other matters in Italy will not change, and any such change could have a material adverse effect on the financial affairs of OPI or the Company. The value of the Company's interest in OPI may also be affected by changes in tax and other laws and other political, economic, socioeconomic or diplomatic developments in or affecting Italy.

     PASSIVE FOREIGN INVESTMENT COMPANY

     Special U.S. tax rules apply to U.S. taxpayers that own stock in a passive foreign investment company (a "PFIC"). In general, a non-U.S. corporation will be treated as a PFIC if at least 75 percent of its income is "passive income" or if at least 50 percent of its assets are held for the production of "passive income." A non-U.S. corporation that owns 25 percent or more of the stock of a non-U.S. subsidiary is treated as receiving a proportionate share of the income of, and as owning a proportionate share of the assets of, such subsidiary.

     It is possible that Omnitel is a PFIC. Generally, except to the extent the Company makes an election to treat a PFIC in which it owns stock as a "qualified electing fund" (a "QEF") in the first taxable year in which the Company owns the PFIC's stock, (i) the Company would be required to allocate gain recognized upon the disposition of stock in the PFIC and income recognized upon receiving certain dividends ratably over the Company's holding period for the stock in the PFIC, (ii) the amount allocated to each year other than the year of the disposition or dividend payment would be taxable at the highest U.S. tax rate applicable to corporations, and an interest charge for the deemed deferral benefit would be imposed with respect to the tax attributable to each year, and
(iii) gain recognized upon disposition of PFIC shares would be taxable as ordinary income. The Company acquired shares in Omnitel in 1990. The regular deadline for making a QEF election for 1990 was in 1991. In December 1997, new temporary regulations were issued by the Treasury Department, pursuant to which the Company intends to seek a ruling from the Internal Revenue Service that would allow the Company to retroactively make the QEF election as described above. No assurance can be given that the Internal Revenue Service will grant such ruling request. If the Company cannot make the QEF election retroactively, on a sale of its Omnitel shares or the receipt of certain dividends from Omnitel, the Company would be subject to U.S. federal income tax and to an interest charge on that tax over its holding period commencing in 1990, as described above.

     If the Company were to make the QEF election, as described above, the Company would be required in each year that the PFIC qualification tests are met to include its pro rata share of the QEF's earnings as ordinary income and its pro rata share of the QEF's net capital gain as long-term capital gain, whether or not such amounts are actually distributed. The Company has not made any QEF election with respect to Omnitel.

EMPLOYEES

     CCII has 15 full and part time employees.

PATENTS, COPYRIGHTS AND LICENSES

     Neither CCII, OPI nor Omnitel has any material patents or copyrights in their businesses. CCII does not believe patents or copyrights play a material role in its business or any potential business of OPI or Omnitel. OPI has a
license  to  provide   cellular   service  from  the  appropriate
governmental authorities.

ITEM 2. PROPERTIES.
------------------

     CCII leases office space, which is adequate to meet its needs at present from one of its former affiliates, NTL Incorporated, and is charged for its share of the rent by NTL.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     OPI is engaged in ordinary legal disputes and court proceedings that have arisen in the course of its operations, none of which is expected to have a material adverse effect on its operations. OPI and TIM have each filed lawsuits in Italy against each other involving various competitive matters. In addition, in a currently pending matter, TIM has claimed that OPI had not satisfied a requirement that its network cover at least 40% of the Italian territory at the time of the launch of its commercial services in December 1995, and OPI has counterclaimed seeking damages for TIM's delay in permitting national roaming.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.
-------------------------------------------------------

     There were no matters that were submitted to a vote of CCII's stockholders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.
------------------------------------------------------------------------

     CCII's Common Stock trades on the Nasdaq Stock Market's National Market under the symbol "CCIL". The following table sets forth for the periods indicated the high and low last sales prices as reported on the Nasdaq Stock Market's National Market (before giving retroactive effect to the three-for-two stock split by way of stock dividend in April 1998).

                                                     LAST SALE PRICE
                                                 HIGH                LOW
                                          --------------------------------------
      1996
      ----
      First Quarter                             $40.25              $31.25
      Second Quarter                             37.00               31.75
      Third Quarter                              35.75               24.75
      Fourth Quarter                             34.00               25.50

      1997
      ----
      First Quarter                              32.75               26.75
      Second Quarter                             34.25               24.13
      Third Quarter                              41.50               32.50
      Fourth Quarter                             47.50               39.13

      1998
      ----
      First Quarter (through March 20)           59.75               45.88


     On March 20, 1998, the closing price for the Common Stock, as reported on the Nasdaq Stock Market's National Market, was $59.75. As of March 20, 1998, there were approximately 320 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     CCII has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future on shares of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

     The following table sets forth certain financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                   1997            1996           1995 (1)       1994          1993
                                                --------------------------------------------------------------------
INCOME STATEMENT DATA:
Operating revenue                               $       -       $       -       $      -      $      -      $      -
Income (loss) before extraordinary item           (31,349)        (50,968)         6,815        (8,509)         (875)
Net income (loss)                                 (31,349)        (50,968)         5,341        (8,509)         (875)
Income (loss) before extraordinary item
   per common share: (2)
       Basic                                        (1.94)          (3.23)           .45          (.56)         (.06)
       Diluted                                      (1.94)          (3.23)           .38          (.56)         (.06)
Net income (loss) per common share: (2)
       Basic                                        (1.94)          (3.23)           .35          (.56)         (.06)
       Diluted                                      (1.94)          (3.23)           .30          (.56)         (.06)
Denominator for income (loss) per share
   calculation:
       Basic                                       16,177          15,764         15,346         15,141       14,984
       Diluted                                     16,177          15,764         17,713         15,141       14,984

                                                                               DECEMBER 31,
                                                --------------------------------------------------------------------
                                                  1997              1996          1995 (3)       1994          1993
                                                --------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital (deficiency)                    $  81,992       $  79,392       $  75,840     $ (24,575)    $ 11,417
Total assets                                      140,714         146,307         175,290        38,301       13,545
Bank loan payable                                       -               -               -        29,980            -
Long-term debt                                    197,327         172,052         149,869             -            -
Shareholders' (deficiency) equity                 (58,769)        (28,561)         21,167         6,774       13,148


(1) 1995 includes a gain on sale of investment in joint venture of $25,286,000, net of tax of $13,615,000 ($1.43 per common share) and a charge of $1,474,000, net of income tax benefit of $794,000, from early extinguishment of debt (($.08) per common share).
(2) After giving retroactive effect to the 3-for-2 stock split by way of a stock dividend, which was paid on May 13, 1994 and the 3-for-2 stock split by way of stock dividend, to be paid on April 14, 1998.
(3) In 1995, CCII issued $281,571,000 aggregate principal amount of 13-1/4% Senior Discount Notes due 2000 at a price to the public of 52.783% or $148,622,000.

CCII did not declare or pay any cash dividends during the years indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-------------------------------------------------------------------------

                             RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996
--------------------------------------

     Equity in net loss of Omnitel decreased to $5,521,000 from $29,850,000 because of the decrease in the net loss of Omnitel. The decrease is due to a change in Omnitel's share of OPI's net loss to $37,071,000 from $201,622,000. OPI's net loss decreased to $54,004,000 from $284,557,000 as a result of a 144% increase in operating revenues with only a 42% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire).

     General and administrative expenses decreased to $2,997,000 from $3,397,000 primarily because CCII reduced its efforts to obtain new licenses.

     Interest income and other, net decreased to $4,500,000 from $5,125,000 primarily because of a decrease in funds available for investment.

     Interest expense increased to $26,625,000 from $23,330,000 due to an increase in the accretion of original issue discount on the Senior Discount Notes.

     The income tax benefit in 1996 of $1,200,000 is the result of applying net operating loss carrybacks to 1995.

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

     General and administrative expenses decreased to $3,397,000 from $3,805,000 primarily because, as of December 1995, CCII no longer participated in an entity that owns one of the two GSM cellular licenses for Delhi, India, and CCII reduced its efforts to obtain new cellular licenses.

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

     The fees to the Company's former parent company, Cellular Communications, Inc. ("CCI"), in connection with the bank loan decreased to zero from $101,000 as a result of the termination of the CCI guarantee in July 1995. This expense does not include fees to CCI of $1,220,000 which were capitalized during the year ended December 31, 1995.

     The income tax benefit in 1996 of $1,200,000 is the result of applying net operating loss carrybacks to 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs, interest and taxes, as well as capital to explore other opportunities that may arise. The Company has no material commitments for capital expenditures, except as described below. The Company expects that cash, cash equivalents and marketable securities on hand will be sufficient to meet all obligations of the Company at least through the next twelve months. Italian lire have been translated solely for the convenience of the reader at an exchange rate of 1,805.00 lire per U.S. dollar, the Noon Buying Rate on March 20, 1998.

     As a result of the award of Italy's second GSM cellular license to OPI, OPI required capital to construct its cellular system and to fund its operations. OPI has received capital contributions of 1,450 billion lire ($803 million) from its partners - 1,015 billion lire ($562 million) from Omnitel and 435 billion lire ($241 million) from Pronto Italia. Omnitel funded its share of OPI capital contributions plus its own capital needs through capital contributions from its shareholders of 1,040 billion lire ($576 million). The Company's total cumulative contribution to Omnitel is approximately 152.5 billion lire ($96.8 million at the exchange rates in effect at the time of each contribution). In addition, OPI originally arranged a syndicated bank loan facility for 1,800 billion lire ($997 million). On August 29, 1997, OPI signed an Amended and Restated Facility Agreement which, among other things, provides for an increase in the facility of 1,000 billion lire ($554 million) from 1,800 billion lire to 2,800 billion lire ($1.6 billion). OPI also has a number of other credit and subordinated debt facilities totaling approximately 1,000 billion lire. As of December 31, 1997, OPI had approximately 1,600 billion lire ($886 million) available under its facilities.

     On October 2, 1997, the Board of Directors of Omnitel approved a proposal to make available to OPI a subordinated credit facility of 70 billion lire ($39 million) as soon as OPI's indebtedness amounts to 2,200 billion lire ($1.2 billion) or in the event of default by OPI under the facility.

     OPI has provided an approximate 219 billion lire ($121 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. There can be no assurance that OPI will be able to achieve all of its performance bond goals. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($12 million), reflecting its proportionate interest in OPI.

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

     In August 1995, the Company issued $281,571,000 aggregate principal amount at maturity of 13-1/4% Senior Discount Notes due 2000 (the "Old Notes") and 422,356 warrants to purchase 475,573 shares of common stock. The Old Notes were issued at a price to the public of 52.783% or $148,622,000. The original issue discount accretes at a rate of 13 1/4%, compounded semiannually, to an aggregate principal amount of $281,501,000 by August 15, 2000 (after reduction for the repurchase of $70,000 principal amount of Old Notes in January 1997.)

     In March 1998, the Company issued ECU 235,000,000 ($258,030,000) aggregate principal amount of 9-1/2% Senior Discount Notes due 2005 and $75,000,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005. The Senior Discount Notes were issued at a price to the public of 62.455% or ECU 146,769,000 ($161,152,000). The Company received net proceeds of ECU 142,366,000
($156,318,000) and $72,563,000, after discounts and commissions, from the issuance of the Senior Discount Notes and the Convertible Subordinated Notes, respectively.

     In February 1998, the Company offered to purchase for cash all of the outstanding Old Notes at the accreted value of $869.12 per $1,000 principal amount. In March 1998, upon the expiration of the offer, $232,469,000 principal amount of Old Notes were tendered and the Company paid approximately $202,043,000 using the proceeds from the Senior Discount Notes and the
Convertible Subordinated Notes. In March 1998, the Company recorded an extraordinary loss from the early extinguishment of debt of approximately $40,000,000 as a result of this transaction.

     To the extent that the Company obtains financing in U.S. dollars and the Company's future commitments to Omnitel are in Italian lire, it will encounter currency exchange rate risks. OPI's revenues are received in Italian lire and currently there are no foreign exchange controls in Italy. There can be no assurance that foreign exchange restrictions will not be introduced in the future.

     The Company is primarily a holding company with limited business operations of its own. The Company's assets consist primarily of cash, cash equivalents and marketable securities and its ownership interest in Omnitel. The Company does not hold, nor is it likely that the Company will hold, a majority interest in any operating systems. The Company's minority voting position in Omnitel currently precludes it from controlling Omnitel or OPI, even though the Company is involved in the management of Omnitel and intends to participate in the future only in operating companies in which it can be involved in management. Thus, the Company may be unable to cause the implementation of strategies that it favors and, in the event of a disagreement between the

Company and one or more of its partners, the strategies adopted and actions taken by an affiliated company may in some cases be contrary to the Company's preferred strategies and actions. In addition, the Company may be unable to access the cash flow of affiliated companies since (i) it does not have the requisite control to cause such entities to pay dividends, (ii) substantially all of such entities are expected to be parties to credit or other borrowing agreements that severely restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future and (iii) some countries tax payment and repatriation of dividends. As a result, the Company does not expect to receive significant cash through dividends or other distributions from an affiliate in the foreseeable future.

     Because the Company does not currently have any cash flow and does not expect any cash flow for the foreseeable future, its ability to repay the remaining Old Notes, the Senior Discount Notes and the Convertible Subordinated Notes at maturity will be dependent on developing one or more sources of cash at or prior to maturity. The Company may (i) seek to refinance all or a portion of the Notes at maturity through sales of additional debt or equity securities of the Company, (ii) if possible and subject to the appropriate consents and approvals and certain other limitations set forth in the OPI Agreement and the Omnitel Agreement, seek to sell all or a portion of its interest in Omnitel,
(iii) negotiate with its partners to permit any cash produced by OPI to be distributed to equity holders rather than invested in the business and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the Notes. There can be no assurance that (i) there will be a market for the debt or equity securities of the Company in the future, (ii) the Company will be permitted to sell particular assets or be able to sell assets in a timely manner or on commercially acceptable terms or in an amount that (giving effect to the substantial corporate income taxes which could be due in the event of such a sale) will be sufficient to repay the Notes when due,
(iii) the Company will be able to persuade its partners that cash generated by the operations of its affiliated entities should be distributed to equity holders (in fact, the Company expects that Omnitel and OPI will utilize all of their respective cash flow for debt repayment or internal development opportunities for the foreseeable future) or (iv) the Company will be able to locate and invest in companies that will be mature enough to make substantial cash distributions to investors prior to the maturity of the Notes.

     Cash provided by operating activities was $34,000 in 1997 and cash used in operating activities was $2,282,000 in 1996. This change is primarily due to a decrease in income taxes paid to zero in 1997 from $1,242,000 in 1996 and the collection of a federal income tax refund of $868,000 in 1997. Cash provided by investing activities was $11,366,000 in 1997 as a result of proceeds from sales of marketable securities, net of purchases. Redemption of Old Notes of $44,000 in 1997 is the result of the Company's offer to repurchase up to $38,900,000 accreted value of the Old Notes using the excess proceeds from the waiver and release of the Company's claim to participate in an entity that owns one of the two GSM cellular licenses for Delhi, India in December 1995 in exchange for cash of approximately $40,000,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     CCII is required to provide these disclosures in its Annual Report on Form 10-K for the year ending December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

     The financial statements are included herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

     Not applicable.

                                    PART III
                                    --------

ITEMS 10, 11, 12, AND 13.
------------------------

     The information required by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
------------------------------------------------------------------------

  (a)(1) Financial Statements - See list of Financial Statements on page F-1.

     (2) Financial Statement Schedules - See list of Financial Statements on page F-1.

     (3)  Exhibits - See Exhibit Index on page 29.

  (b) During the quarter ended December 31, 1997, there were no Current Reports on Form 8-K filed by CCII.

  (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) Financial Statement Schedules - See list of Financial Statements on page F-1.

                                  EXHIBIT INDEX

Exhibit No.
----------

  3.1     Restated  Certificate of  Incorporation  (Incorporated by reference to
          Exhibit 3.1, 1991 Form 10-K, File No. 0-19363)

  3.1(a) Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1(a), 1991 Form 10-K, File No. 0-19363)

  3.1(c) Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1(c), File No. 33-90980)

  3.2 Amended By-Laws (Incorporated by reference to Exhibit 3.2, File No. 33-38398)

  4.1     Specimen of Common  Stock  Certificate  (Incorporated  by reference to
          Exhibit 4.1, 1991 Form 10-K, File No. 0-19363)

  4.2     Rights  Agreement,  dated as of December  19,  1990,  between CCII and
          Continental   Stock   Transfer  Trust  Company  as  the  Rights  Agent
          (Incorporated by reference to Exhibit 4.2, File No. 33-38398)

  4.3     Warrant,   dated   July  25,   1994,   between   CCII   and   Cellular
          Communications, Inc. (Incorporated by reference to Exhibit 4.3, 1994 Form 10-K, File No. 0-19363)

  4.4     Indenture, dated as of August 22, 1995, between CCII and Chemical Bank
          as  Trustee   (Incorporated   by  reference   to  Exhibit  4.2,   File
          No.33-90980)

  4.4(a) First Supplemental Indenture, dated as of February 23, 1998, to Indenture dated as of August 22, 1995

  10.1 Description of Omnitel Joint Venture Agreement (Incorporated by reference to Exhibit 10.1, 1996 Form 10-K, File No. 0-19363)

  10.2 Compensation Plan Agreements, as amended and restated effective June 3, 1997

  10.3    Warrant  Agreement   between  the  Company  and  CCII  Funding,   Inc.
          (Incorporated by reference to Exhibit 10.10, File No. 33-90980).

  11      Statement re computation of per share earnings

  23      Consent of Ernst & Young LLP

  27.1    Financial Data Schedule, for the year ended December 31, 1997

  27.2    Restated Financial Data Schedule,  for the quarter ended September 30,
          1997

  27.3    Restated Financial Data Schedule, for the quarter ended June 30, 1997

  27.4    Restated Financial Data Schedule, for the quarter ended March 31, 1997

  27.5    Restated Financial Data Schedule, for the year ended December 31, 1996

  27.6    Restated Financial Data Schedule,  for the quarter ended September 30,
          1996

  27.7    Restated Financial Data Schedule, for the quarter ended June 30, 1996

  27.8    Restated Financial Data Schedule, for the quarter ended March 31, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CELLULAR COMMUNICATIONS
                                              INTERNATIONAL, INC.

Dated: March 30, 1998
                                           By: /s/ William B. Ginsberg
                                           ------------------------------------
                                           William B. Ginsberg
                                           Chairman of the Board, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


Signature                         Title                                          Date
---------                         -----                                          ----
/s/William B. Ginsberg            President, Chairman of the                  |
--------------------------        Board, Chief Executive Officer              |
William B. Ginsberg               and Director (Principal Executive           |
                                  Officer)                                    |
                                                                              |
                                                                              |
/s/ J. Barclay Knapp              Executive Vice President                    |
--------------------------        and Director                                |
J. Barclay Knapp                                                              |
                                                                              |
                                                                              |
/s/ Gregg Gorelick                Vice President-Controller                   |
--------------------------        (Principal Accounting Officer)              |  March 30, 1998
Gregg Gorelick                                                                |
                                                                              |
                                                                              |
/s/ Stanton N. Williams           Vice President and Chief Financial          |
--------------------------        Officer (Principal Financial Officer)       |
Stanton N. Williams                                                           |
                                                                              |
                                                                              |
/s/ Sidney R. Knafel              Director                                    |
--------------------------                                                    |
Sidney R. Knafel                                                              |




/s/ Del Mintz                     Director                                    |
--------------------------                                                    |
Del Mintz                                                                     |
                                                                              |
                                                                              |
/s/ Alan J. Patricof              Director                                    |  March 30, 1998
--------------------------                                                    |
Alan J. Patricof                                                              |
                                                                              |
                                                                              |
/s/ Warren Potash                 Director                                    |
--------------------------                                                    |
Warren Potash                                                                 |

                        Form 10-K - Item 14(a)(1) and (2)

          Cellular Communications International, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements


The following consolidated financial statements of Cellular Communications International, Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors............................................   F-2
Consolidated Balance Sheets - December 31, 1997 and 1996..................   F-4
Consolidated Statements of Operations - Years Ended
   December 31, 1997, 1996 and 1995.......................................   F-5
Consolidated Statement of Shareholders' (Deficiency) - Years Ended
   December 31, 1997, 1996 and 1995.......................................   F-6
Consolidated Statements of Cash Flows - Years Ended
   December 31, 1997, 1996 and 1995.......................................   F-7
Notes to Consolidated Financial Statements................................   F-9



All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors



Shareholders and Board of Directors
Cellular Communications International, Inc.

We have audited the consolidated balance sheets of Cellular Communications International, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Omnitel Sistemi Radiocellulari Italiani S.p.A. ("Omnitel") (a corporation in which the Company has a 14.667% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Omnitel, it is based solely on their report.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Communications International, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                         ERNST & YOUNG LLP


New York, New York
March 25, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders of
Omnitel Sistemi Radiocellulari Italiani S.p.A.



We have audited the accompanying balance sheets of Omnitel Sistemi Radiocellulari Italiani S.p.A. (the "Company") as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnitel Sistemi Radiocellulari Italiani S.p.A. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.


                                                COOPERS & LYBRAND S.p.A.




Milan, Italy
March 25, 1998

          Cellular Communications International, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                         DECEMBER 31
                                                                    1997             1996
                                                               -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  59,256,000   $  46,759,000
   Marketable securities                                          24,871,000      34,404,000
   Other                                                              21,000       1,045,000
                                                               -----------------------------
Total current assets                                              84,148,000      82,208,000

Investment in Omnitel                                             52,151,000      58,363,000
Equipment, net of accumulated depreciation of
   $40,000 (1997) and $50,000 (1996)                                   1,000          19,000
Deferred financing costs, net of accumulated amortization
   of $2,828,000 (1997) and $1,525,000 (1996)                      4,414,000       5,717,000
                                                               -----------------------------
                                                               $ 140,714,000   $ 146,307,000
                                                               =============================


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
   Accounts payable                                                  126,000   $     156,000
   Accrued expenses                                                  509,000         630,000
   Taxes payable                                                   1,452,000       1,444,000
   Due to NTL Incorporated                                            69,000         586,000
                                                               -----------------------------
Total current liabilities                                          2,156,000       2,816,000

Long-term debt, less unamortized discount of $3,768,000
   (1997) and $4,881,000 (1996)                                  197,327,000     172,052,000
Commitments and contingent liabilities

Shareholders' (deficiency):
   Series preferred stock - $.01 par value; authorized
     2,500,000 shares, outstanding none                                    -               -
   Common stock - $.01 par value; authorized 25,000,000
     shares; issued and outstanding 16,359,000 (1997)
     and 10,708,000 (1996) shares                                    164,000         107,000
   Additional paid-in capital                                     29,821,000      28,737,000
   (Deficit)                                                     (88,754,000)    (57,405,000)
                                                               -----------------------------
                                                                 (58,769,000)    (28,561,000)
                                                               -----------------------------
                                                               $ 140,714,000   $ 146,307,000
                                                               =============================

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                             YEAR ENDED DECEMBER 31
                                                                  1997                1996                1995
                                                            -----------------------------------------------------
Equity in net loss of Omnitel                               $   5,521,000       $  29,850,000       $  14,636,000
General and administrative expenses                             2,997,000           3,397,000           3,805,000
Write-off of investments in joint venture                               -                   -             602,000
Write-off of deferred costs                                             -                   -           1,167,000
Depreciation expense                                               15,000              25,000              28,000
Amortization of investments in joint ventures                     691,000             691,000             537,000
                                                            -----------------------------------------------------
Operating (loss)                                               (9,224,000)        (33,963,000)        (20,775,000)

Other income (expense):
   Interest income and other, net                               4,500,000           5,125,000           1,963,000
   Interest expense                                           (26,625,000)        (23,330,000)         (7,230,000)
   Cellular Communications, Inc. fees in connection
     with the bank loan                                                 -                   -            (101,000)
   Gain on sale of investment in joint venture                          -                   -          38,901,000
                                                            -----------------------------------------------------
Income (loss) before income taxes and extraordinary item      (31,349,000)        (52,168,000)         12,758,000
Income tax benefit (provision)                                          -           1,200,000          (5,943,000)
                                                            -----------------------------------------------------
Income (loss) before extraordinary item                       (31,349,000)        (50,968,000)          6,815,000
Loss from early extinguishment of debt, net of income
   tax benefit of $794,000                                              -                   -          (1,474,000)
                                                            -----------------------------------------------------
Net income (loss)                                           $ (31,349,000)      $ (50,968,000)      $   5,341,000
                                                            =====================================================

Net income (loss) per common share:
   Income (loss) before extraordinary item                         $(1.94)            $ (3.23)            $   .45
   Extraordinary item                                                   -                   -                (.10)
                                                            -----------------------------------------------------
Net income (loss)                                                  $(1.94)            $ (3.23)            $   .35
                                                            =====================================================

Net income (loss) per common share - assuming dilution:
   Income (loss) before extraordinary item                         $(1.94)            $ (3.23)            $   .38
   Extraordinary item                                                   -                   -                (.08)
                                                            -----------------------------------------------------
Net income (loss)                                                  $(1.94)            $ (3.23)            $   .30
                                                            =====================================================


See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
              Consolidated Statement of Shareholders' (Deficiency)


                                                                   COMMON STOCK              ADDITIONAL
                                                           ---------------------------       PAID-IN
                                                             SHARES           AMOUNT         CAPITAL          (DEFICIT)
                                                           ----------------------------------------------------------------
Balance at December 31, 1994                               10,182,000       $ 102,000        $ 18,450,000     $ (11,778,000)
   Exercise of stock options                                  162,000           1,000           1,024,000
   Issuance of warrants                                                                         6,182,000
   Costs incurred in connection with the
     issuance of warrants                                                                        (312,000)
   Income tax benefit from the exercise of
     stock options                                                                              2,157,000
   Net income for the year ended December 31, 1995                                                                5,341,000
                                                           ----------------------------------------------------------------
Balance at December 31, 1995                               10,344,000         103,000          27,501,000        (6,437,000)
   Exercise of stock options                                  364,000           4,000           1,238,000
   Costs incurred in connection with the 1995
     issuance of warrants                                                                          (2,000)
   Net (loss) for the year ended December 31, 1996                                                              (50,968,000)
                                                           ----------------------------------------------------------------
Balance at December 31, 1996                               10,708,000         107,000          28,737,000       (57,405,000)
   Exercise of stock options                                  198,000           2,000           1,139,000
   Stock split                                              5,453,000          55,000             (55,000)
   Net (loss) for the year ended December 31, 1997                                                              (31,349,000)
                                                           ----------------------------------------------------------------
Balance at December 31, 1997                               16,359,000       $ 164,000        $ 29,821,000     $ (88,754,000)
                                                           ================================================================



See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED DECEMBER 31
                                                                      1997                 1996               1995
                                                                -----------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                               $  (31,349,000)     $  (50,968,000)     $   5,341,000
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Equity in net loss of Omnitel                                   5,521,000          29,850,000         14,636,000
     Depreciation and amortization expense                             706,000             716,000            565,000
     Write-off of deferred costs and investments
       in joint venture                                                      -                   -          1,769,000
     Loss from early extinguishment of debt                                  -                   -          2,268,000
     Loss on disposal of equipment                                       3,000               7,000                  -
     Gain on sale of investment in joint venture                             -                   -        (38,901,000)
     Accretion of original issue discount                           24,206,000          21,214,000          5,263,000
     Accretion of interest on marketable securities                 (1,833,000)         (2,224,000)                 -
     Interest on cash held in escrow                                         -            (562,000)          (932,000)
     Amortization of deferred financing costs charged to
       interest expense                                              1,303,000           1,138,000          1,523,000
     Amortization of debt discount                                   1,113,000             969,000            264,000
     Changes in operating assets and liabilities:
       Other current assets                                          1,024,000            (984,000)          (338,000)
       Accounts payable                                                (30,000)            (46,000)            39,000
       Accrued expenses                                               (121,000)           (242,000)           468,000
       Taxes payable                                                     8,000          (1,632,000)         5,166,000
       Interest payable                                                      -                   -            (58,000)
       Due to Cellular Communications, Inc.                                  -             (81,000)          (954,000)
       Due to NTL Incorporated                                        (517,000)            563,000             23,000
                                                                -----------------------------------------------------
Net cash provided by (used in) operating activities                     34,000          (2,282,000)        (3,858,000)
                                                                -----------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                        -                   -            (52,000)
Purchase of marketable securities                                 (122,155,000)       (140,222,000)       (38,080,000)
Proceeds from sale of marketable securities                        133,521,000         125,110,000         23,503,000
Cash held in escrow                                                          -                   -        (51,800,000)
Proceeds from sale of investment in joint venture                            -                   -         40,097,000
Additional investments in joint ventures                                     -                   -        (19,779,000)
Deferred costs incurred                                                      -                   -           (981,000)
                                                                -----------------------------------------------------
Net cash provided by (used in) investing activities                 11,366,000         (15,112,000)       (47,092,000)
                                                                -----------------------------------------------------

          Cellular Communications International, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                                                                                 YEAR ENDED DECEMBER 31
                                                                      1997                 1996               1995
                                                                -----------------------------------------------------
FINANCING ACTIVITIES
Proceeds from warrants and borrowings, net of
  financing  costs                                              $            -      $            -      $ 204,429,000

Redemption of Senior Discount Notes                                    (44,000)                  -                  -
Principal payments                                                           -                   -        (95,911,000)
Payment of financing costs                                                   -             (54,000)                 -
Exercise of stock options                                            1,141,000           1,242,000          1,025,000
                                                                ------------------------------------------------------------
Net cash provided by financing activities                            1,097,000           1,188,000        109,543,000
                                                                ------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    12,497,000         (16,206,000)        58,593,000
Cash  and cash equivalents at beginning of year                     46,759,000          62,965,000          4,372,000
                                                                ------------------------------------------------------------
Cash and cash equivalents at end of year                        $   59,256,000      $   46,759,000      $  62,965,000
                                                                ============================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest exclusive
   of $3,411,000 (1995) capitalized                             $            -      $            -      $   1,112,000
Income taxes paid                                                            -           1,242,000                  -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Cash held in escrow used for capital contributions
   to Omnitel                                                   $            -      $   44,178,000      $   9,116,000
Interest expense capitalized as investment in Omnitel
                                                                             -                   -          3,380,000


See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1. ORGANIZATION

Cellular Communications International, Inc. ("CCII" or the "Company") was incorporated on May 30, 1984 to own and operate telephone systems in various markets. Prior to July 31, 1991, CCII was a wholly-owned subsidiary of Cellular Communications, Inc. ("CCI"). On July 25, 1990, CCI entered into a Merger and Joint Venture Agreement, as amended as of December 14, 1990 with AirTouch Communications, Inc. ("AirTouch") whereby CCII was distributed to CCI's shareholders on July 31, 1991 (the "Distribution"). CCII's principal line of business is its participation in Omnitel Sistemi Radiocellulari Italiani S.p.A ("Omnitel"), a joint venture that owns 70% of Omnitel Pronto Italia S.p.A. ("OPI"), the consortium that owns and operates one of the two national cellular telephone licenses for Italy using Global System for Mobile Communications ("GSM") technology, the digital technology for cellular telephone systems that European Union countries have agreed to adopt as a common standard.

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

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $58,908,000 and $46,418,000 at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, cash equivalents consisted of money market instruments.

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of shareholders' (deficiency). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable securities at December 31, 1997 consist of U.S. corporate debt securities. Marketable securities at December 31, 1996 consist of U.S. Treasury securities, obligations of U.S. government agencies and U.S. corporate debt securities. During the years ended December 31, 1997 and 1996, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 1997 had a contractual maturity of less than one year.

INVESTMENTS IN JOINT VENTURES

Capital contributions and costs directly incurred in connection with investments in joint ventures to acquire licenses are capitalized. Costs applicable to unsuccessful joint ventures are charged to expense at such time as CCII determines that the joint venture will be denied a license or the joint venture decides not to pursue its license application. Additional costs applicable to successful joint ventures, once a license is awarded or operations commence, are charged to expense. For joint ventures that are awarded a license, the difference between CCII's investment in the joint venture and CCII's underlying equity in the joint venture's net assets, which is primarily the capitalized costs directly incurred by CCII in connection with its participation in the joint venture, are amortized over the life of the license from the date of commencement of operations (OPI license - 15 years). Investments in joint ventures in which the Company exercises significant influence but does not have control through majority ownership are accounted for using the equity method of accounting. The Company reviews its investments in joint ventures for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

CAPITALIZED INTEREST

Interest was capitalized as a component of the cost of the investment in Omnitel through the start of OPI's operations in December 1995. Interest of $5,571,000 and fees to CCI in connection with the bank loan of $1,220,000 were capitalized in 1995.

EQUIPMENT

Equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from three to five years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred for the issuance of debt and are amortized over the term of the related debt.

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED COSTS

Costs incurred in connection with potential new licenses are capitalized. Costs applicable to successful new licenses will be amortized over the estimated life of the license from the date of commencement of operations. When CCII determines that it will not be successful in obtaining a license, the related capitalized costs are charged to expense.

NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans.

3. RECENT ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the first interim period for its fiscal year ending December 31, 1998.

SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SEGMENT REPORTING (CONTINUED)

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

4. CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

RISKS INHERENT IN FOREIGN INVESTMENT

There can be no assurance that the laws or administrative practice relating to taxation, foreign exchange or other matters in Italy will not change. The value of CCII's interest in Omnitel or Omnitel's interest in OPI may also be affected by changes in tax and other laws and other political, economic, socioeconomic or diplomatic developments in or affecting Italy.

CURRENCY RISKS

To the extent that CCII obtains financing in U.S. dollars and CCII's commitments to Omnitel and Omnitel's commitments to OPI are in Italian lire, a currency exchange rate risk exists. OPI's revenues are received in Italian lire and currently there are no foreign exchange controls in Italy. There can be no assurance that foreign exchange restrictions will not be introduced in the future.

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

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5. INVESTMENT IN OMNITEL

The investment in Omnitel consists of the following:

                                                     DECEMBER 31
                                               1997              1996
                                          -------------------------------

Capital contributions                     $ 96,805,000      $  96,805,000
Capitalized costs including interest         9,725,000          9,725,000
Equity in accumulated net loss             (52,428,000)       (46,907,000)
                                          -------------------------------
                                            54,102,000         59,623,000
Accumulated amortization                    (1,951,000)        (1,260,000)
                                          -------------------------------
                                          $ 52,151,000      $  58,363,000
                                          ===============================

In March 1994, the OPI consortium in which Omnitel holds a 70% interest was selected as the second GSM cellular telephone licensee in Italy. CCII, through its 14.667% ownership interest in Omnitel, holds an indirect 10.267% interest in OPI.

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

The following  summarizes the assets,  liabilities and  stockholders'  equity of
Omnitel:

                                                          DECEMBER 31
                                                    1997              1996
                                               --------------------------------
ASSETS
Current assets                                 $   7,137,000      $   9,542,000
Investment in OPI                                257,971,000        341,842,000
                                               --------------------------------
                                               $ 265,108,000      $ 351,384,000
                                               ================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                            $     677,000      $   1,341,000
Other liabilities                                     51,000             59,000
Stockholders' equity                             264,380,000        349,984,000
                                               --------------------------------
                                               $ 265,108,000      $ 351,384,000
                                               ================================

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5. INVESTMENT IN OMNITEL (CONTINUED)

The following summarizes the results of operations of Omnitel:


                                           YEAR ENDED DECEMBER 31
                                    1997             1996               1995
                               ------------------------------------------------
Revenues                       $          -     $           -      $          -

Costs and expenses               (1,038,000)         (784,000)         (862,000)
Equity in net loss of OPI       (37,071,000)     (201,622,000)      (98,428,000)
                               ------------------------------------------------
Operating loss                  (38,109,000)     (202,406,000)      (99,290,000)
Interest income, net                460,000           543,000           859,000
                               ------------------------------------------------
Net loss                       $(37,649,000)    $(201,863,000)     $(98,431,000)
                               ================================================

The following  summarizes the assets,  liabilities and  stockholders'  equity of
OPI:

                                                           DECEMBER 31
                                                     1997               1996
                                              ----------------------------------
ASSETS
Current assets                                $   522,188,000    $   299,576,000
Property, plant and equipment, net                782,129,000        697,069,000
Intangible assets, net                            472,918,000        566,804,000
Deferred tax asset                                 32,088,000        129,644,000
Other                                              37,158,000         14,925,000
                                              ----------------------------------
                                              $ 1,846,481,000    $ 1,708,018,000
                                              ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                           $   605,919,000    $   559,905,000
Long term debt                                    855,134,000        647,806,000
Other liabilities                                  16,898,000         11,961,000
Stockholders' equity                              368,530,000        488,346,000
                                              ----------------------------------
                                              $ 1,846,481,000    $ 1,708,018,000
                                              ==================================

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5. INVESTMENT IN OMNITEL (CONTINUED)

The following summarizes the results of operations of OPI:

                                                           YEAR ENDED DECEMBER 31
                                                1997                 1996                 1995
                                            --------------------------------------------------------
Revenues                                    $ 1,077,665,000       $  488,472,000      $   30,092,000

Costs and expenses                              901,144,000          707,098,000         150,550,000
Depreciation and amortization                   179,241,000          131,888,000          22,020,000
                                            --------------------------------------------------------
                                              1,080,385,000          838,986,000         172,570,000
                                            --------------------------------------------------------
Operating loss                                   (2,720,000)        (350,514,000)       (142,478,000)
Interest income (expense), net                  (59,446,000)         (61,616,000)          4,310,000
Income tax benefit                                8,162,000          127,573,000                   -
                                            --------------------------------------------------------
Net loss                                    $   (54,004,000)      $ (284,557,000)     $ (138,168,000)
                                            ========================================================

OPI recorded an income tax benefit in 1997 and 1996, as management has determined that it is more likely than not that a portion of OPI's deferred tax assets will be realized.

6. GAIN ON SALE OF INVESTMENT IN JOINT VENTURE

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

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7. NET INCOME (LOSS) PER COMMON SHARE

The following  table sets forth the  computation of basic and diluted net income
(loss) per share:

                                                                           YEAR ENDED DECEMBER 31
                                                               1997                 1996                 1995
                                                       -----------------------------------------------------------
Numerator:
Income (loss) before extraordinary item                $ (31,349,000)      $  (50,968,000)      $   6,815,000
Extraordinary item                                                 -                    -          (1,474,000)
                                                       -----------------------------------------------------------
Net income (loss)                                      $ (31,349,000)      $  (50,968,000)      $   5,341,000
                                                       -----------------------------------------------------------

Denominator for basic net income (loss) per
    common share                                          16,177,000           15,764,000          15,346,000
                                                       -----------------------------------------------------------
Effective of dilutive securities:
    Warrants                                                       -                    -             377,000
    Stock options                                                  -                    -           1,990,000
                                                       -----------------------------------------------------------
Denominator for diluted net income (loss)
    per common share                                      16,177,000           15,764,000          17,713,000
                                                       -----------------------------------------------------------

Basic net income (loss) per common share:
    Income (loss) before extraordinary item            $       (1.94)      $        (3.23)      $         .45
    Extraordinary item                                             -                    -                (.10)
                                                       -----------------------------------------------------------
    Net income (loss)                                  $       (1.94)      $        (3.23)      $         .35
                                                       ===========================================================

Diluted net income (loss) per common share:
    Income (loss) before extraordinary item            $       (1.94)      $        (3.23)      $         .38
    Extraordinary item                                             -                    -                (.08)
                                                       ---------------------------------------------------------
    Net income (loss)                                  $       (1.94)      $        (3.23)      $         .30
                                                       ==========================================================

Stock options and warrants are excluded from the calculation of net loss per common share as their effect would be antidilutive.

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8. BANK LOAN PAYABLE AND CREDIT AGREEMENT

CCII obtained a $60,000,000 line of credit in July 1994. The terms of the line of credit included interest, at CCII's election, either at the bank's prime rate or LIBOR plus .75%. The terms also included an unused commitment fee of .25% per annum and a one-time facility fee of $120,000. This line of credit expired, and amounts borrowed plus unpaid interest and fees were paid on July 17, 1995.

On June 9, 1995, the Company entered into an agreement (the "Bridge Agreement") with an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ Bridge"), which provided for the purchase of up to $80,000,000 in the aggregate principal amount of senior unsecured notes (the "Bridge Notes"). The Bridge Notes were scheduled to mature no later than June 12, 1996. DLJ Bridge purchased $50,000,000 of Bridge Notes on July 17, 1995, the proceeds of which were used to repay the bank loan and related fees to CCI (see Note 10) of approximately $48,750,000 and to pay fees incurred in connection with the Bridge Notes of approximately $1,250,000. The Company incurred costs of $1,293,000 in connection with the Bridge Agreement.

9. LONG-TERM DEBT

In August 1995, the Company issued $281,571,000 aggregate principal amount of 13-1/4% Senior Discount Notes due 2000 (the "Notes") and 423,000 warrants to purchase 476,000 shares of common stock. The Notes were issued at a price to the public of 52.783% or $148,622,000. The Company incurred $7,554,000 in fees and expenses in connection with the issuance of the Notes and warrants, of which $7,242,000 is included in deferred financing costs and $312,000 reduced paid-in capital.

Proceeds from the issuance of the Notes and warrants of $50,000,000 were used to repay the Bridge Notes. In connection with the repayment of the Bridge Notes, the Company recorded as an extraordinary loss the write-off of $2,268,000
($1,474,000 net of income tax benefit) consisting of unamortized deferred financing costs and debt discount.

The  original  issue  discount  accretes  at  a  rate  of  13-1/4%,   compounded
semiannually, to an aggregate principal amount of $281,571,000 by August 15, 2000. In 1997, 1996 and 1995, $24,206,000, $21,214,000 and $7,097,000,
respectively, of the original issue discount was added to principal. The fair value of the Notes based on the quoted market price was $228,073,000 and $188,653,000 as of December 31, 1997 and 1996, respectively.

The warrants were valued at $14.64 each, resulting in deferred debt discount and a corresponding addition to paid-in capital of $6,182,000. In 1997, 1996 and 1995, $1,113,000, $969,000 and $332,000, respectively, of the deferred discount was amortized.

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9. LONG-TERM DEBT (CONTINUED)

In February 1998, the Company offered to purchase for cash all of the outstanding Notes at the accreted value of $869.12 per $1,000 principal amount. In March 1998, upon the expiration of the offer, $232,469,000 principal amount of Notes were tendered and the Company paid approximately $202,043,000. In March 1998, the Company recorded an extraordinary loss from the early extinguishment of debt of approximately $40,000,000 as a result of this transaction.

The Notes indenture required that $51,800,000 of the proceeds be placed in an escrow account until it was needed to finance the Company's additional capital contribution obligations to Omnitel. In 1996 and 1995, cash of $44,178,000 and $9,116,000, respectively, was used for additional contributions to Omnitel. The remaining $420,000 in the escrow account was released to the Company in 1996.

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

In March  1998,  the Company  issued ECU  235,000,000  ($258,030,000)  aggregate principal amount of 9-1/2% Senior Discount Notes due 2005 and $75,000,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005. The Senior Discount Notes were issued at a price to the public of 62.455% or ECU 146,769,000 ($161,152,000). The Company received net proceeds of ECU 142,366,000
($156,318,000) and $72,563,000, after discounts and commissions, from the issuance of the Senior Discount Notes and the Convertible Subordinated Notes, respectively. The Company used most of the proceeds to repurchase approximately 82% of its 13-1/4% Senior Discount Notes.

The original issue discount of the Senior Discount Notes accretes at a rate of 9-1/2% compounded semiannually, to an aggregate principal amount of ECU 235,000,000 ($258,030,000) by April 1, 2003. Interest will thereafter accrue at 9-1/2% per annum, payable semiannually beginning on October 1, 2003. The Senior Discount Notes are unsecured obligations of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company and the Company's subsidiaries. The Senior Discount Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2002 at a redemption price of 104.75% that declines annually to 100% in 2005,

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9. LONG-TERM DEBT (CONTINUED)

plus accrued and unpaid interest to the date of redemption. The Indenture governing the Senior Discount Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and the issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

Interest payments on the Convertible Subordinated Notes begin on October 1, 1998 and interest is payable every six months thereafter. The Convertible Subordinated Notes mature on April 1, 2005. The Convertible Subordinated Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $39.95 per share, subject to adjustment. There are approximately 1,878,000 shares of common stock reserved for issuance upon conversion of the Convertible Subordinated Notes. The Convertible Subordinated Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 4, 2001 at a redemption price of 103.429% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

10. RELATED PARTY TRANSACTIONS

CCI provided management, financial, legal and technical services to CCII. Amounts charged to CCII consist of salaries directly attributable to CCII, and indirect costs allocated utilizing direct labor hours as reported by the common officers and employees of CCI and CCII. For the years ended December 31, 1996 and 1995, CCI charged CCII $232,000 and $896,000, respectively, which is included in general and administrative expenses. In August 1996, upon the merger of CCI with AirTouch, NTL Incorporated ("NTL") commenced providing management, financial, legal and technical services to CCII. Amounts charged to CCII consist of salaries directly attributable to CCII, and indirect costs allocated utilizing direct labor hours as reported by the common officers and employees of NTL and CCII. In 1996, NTL charged CCII $351,000, which is included in general and administrative expenses.

In January 1997, CCII and NTL agreed to a change in NTL's fee for the provision of management, financial, legal and technical services to CCII. NTL charges CCII for direct costs where identifiable and a fixed percentage of its corporate overhead. In 1997, NTL charged CCII $871,000, which is included in general and administrative expenses. It is not practicable to determine the amounts of these expenses that would have been incurred had CCII operated as an unaffiliated entity. However, in the opinion of management of CCII, the allocation method is reasonable.

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10. RELATED PARTY TRANSACTIONS (CONTINUED)

In connection with the Distribution, CCI was obligated to guarantee certain CCII indebtedness through July 31, 1994 if requested by CCII. In June 1994, CCII reached an agreement with CCI for an extension of CCI's guarantee of up to $60,000,000 of CCII indebtedness until July 1995. This agreement provided for the payment of a guarantee fee to CCI on the amount drawn down under the guarantee, the reimbursement to CCI of a portion of the unused commitment fee that CCI paid to its banks, and the issuance to CCI of common stock warrants to purchase 200,000 shares of CCII common stock at fair market value on the effective date of the agreement. The fees to CCI of $2,094,000 were paid in July 1995.

11. INCOME TAXES

The 1997 and 1996 income tax benefit differs from the statutory rate because no deferred tax benefit was recorded for the Company's net operating loss carryforwards and deductible temporary differences. The 1996 income tax benefit primarily represents the carryback of 1996 federal tax loss to 1995. The 1995 income tax provision differs from the statutory rate principally because no deferred tax benefit was recorded for the Company's deductible temporary differences. The provision for income taxes in 1995 consists of current federal income taxes. In 1995, the Company recorded an income tax benefit to additional paid-in capital of $2,157,000 attributable to the exercise of stock options including a portion of its income tax loss carryforward attributable to stock options.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of CCII's deferred tax assets and liabilities are as follows:

                                                        DECEMBER 31
                                                   1997             1996
                                             -------------------------------
Deferred tax assets:
   Equity in net loss of Omnitel             $  15,920,000     $  13,650,000
   Net operating loss carryforward              15,586,000         5,978,000
   Other                                           390,000           122,000
                                             -------------------------------
Total deferred tax assets                       31,896,000        19,750,000
   Valuation allowance for deferred
     tax assets                                (31,896,000)      (19,750,000)
                                             -------------------------------
Net deferred tax assets                                  -                 -
Deferred tax liabilities                                 -                 -
                                             -------------------------------
Net deferred taxes                           $           -     $           -
                                             ===============================

At December 31, 1997, the Company had a net operating loss carryforward of approximately $44,500,000 for U.S. federal income tax purposes that expires as follows: $25,100,000 in 2012 and $19,400,000 in 2011.

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12. SHAREHOLDERS' (DEFICIENCY)

STOCK SPLIT

On March 19, 1998, the Company declared a 3-for-2 stock split by way of stock dividend, to be paid on April 14, 1998. All common stock data in the Consolidated Financial Statements gives retroactive effect to the stock split.

SHAREHOLDER RIGHTS PLAN

On November 8, 1990, the Board of Directors adopted a Rights Agreement which provides that one Right will be issued with each share of common stock. The Rights are not exercisable until the occurrence of certain potential takeover events and will expire on July 31, 2001 unless previously redeemed by CCII. When exercisable, each Right entitles the owner to purchase from CCII one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a purchase price of $59.

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

WARRANTS

In August 1995, 423,000 warrants to purchase 476,000 shares of common stock at $24.67 per share were issued in connection with the 13-1/4% Senior Discount Notes. The warrants expire in August 2003. Warrants to purchase 200,000 shares of common stock at $20.17 per share were issued to CCI in July 1994 in connection with the bank loan. These warrants expire in July 1999.

STOCK OPTIONS

There are 3,592,000 shares of common stock reserved for issuance under the 1991 Stock Option Plan (the "Plan"). The Plan provides that incentive stock options be granted at fair market value of CCII's common stock on the date of grant, and nonqualified stock options be granted at not less than 85% of the fair market value of CCII's common stock on the date of grant. Options are

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12. SHAREHOLDERS' (DEFICIENCY) (CONTINUED)

exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of CCII. Options will expire ten years after the date of the grant.

There are 225,000 shares of CCII common stock reserved for issuance to members of the Board of Directors who are not CCII employees under the Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides that all options be granted at the fair market value of CCII's common stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each anniversary of the grant date, while the optionee remains a director of CCII. Options will expire ten years after the date of the grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates of 5.89%, 6.56% and 6.61%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .363, .388 and .388, respectively, and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:

                                                       1997              1996            1995
                                                 -----------------------------------------------
Pro forma net income (loss)                      $ (33,784,000)    $ (52,933,000)    $ 3,957,000
Pro forma net income (loss) per share:
   Basic                                                $(2.09)         $  (3.36)           $.26
   Diluted                                              $(2.09)         $  (3.36)           $.22

          Cellular Communications International, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12. SHAREHOLDERS' DEFICIENCY (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                              1997                        1996                        1995
                                  -----------------------------------------------------------------------------------
                                                  WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                  AVERAGE                      AVERAGE                     AVERAGE
                                   NUMBER OF      EXERCISE       NUMBER OF     EXERCISE     NUMBER OF      EXERCISE
                                    OPTIONS       PRICE           OPTIONS      PRICE         OPTIONS       PRICE
                                  -----------------------------------------------------------------------------------
Outstanding-beginning of year     2,494,000       $10.21        2,831,000      $ 7.80       2,672,000      $ 4.52
Granted                             215,000        18.46          209,000       22.17         401,000       27.48
Exercised                          (297,000)        3.83         (546,000)       2.28        (242,000)       4.23
Forfeited                           (16,000)       27.60                0        0.00               0        0.00
                                  =========                     =========                   =========
Outstanding-end of year           2,396,000       $11.63        2,494,000      $10.21       2,831,000      $ 7.80
                                  =========                     =========                   =========

Exercisable at end of year        1,807,000       $ 8.84        1,741,000      $ 6.66       1,921,000      $ 4.06
                                  =========                     =========                   =========

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997, 1996 and 1995 is $10.95, $13.89 and $17.25, respectively.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1997:


                              STOCK OPTIONS OUTSTANDING                  STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------
                                          WEIGHTED-       WEIGHTED-                     WEIGHTED-
                                          REMAINING       AVERAGE                       AVERAGE
     RANGE OF             NUMBER OF       CONTRACTUAL     EXERCISE         NUMBER OF    EXERCISE
  EXERCISE PRICES         OPTIONS         LIFE            PRICE            OPTIONS      PRICE
--------------------------------------------------------------------------------------------------
   $0.13 to $0.61           272,000       3.6 Years       $ 0.363            272,000    $ 0.363
   $0.69 to $1.28           335,000       3.6 Years       $ 1.163            335,000    $ 1.163
   $1.45 to $2.83           384,000       4.3 Years       $ 2.027            384,000    $ 2.027
  $8.95 to $11.55           549,000       6.2 Years       $11.463            420,000    $11.459
  $17.67 to $25.50          527,000       8.5 Years       $21.152            198,000    $22.239
       $27.83               329,000       7.4 Years       $27.833            198,000    $27.833
--------------------------------------------------------------------------------------------------
       Total              2,396,000                                        1,807,000
==================================================================================================