Form 10-K/A
period 1997-12-31
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1998-04-13
CIK 870762

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------


                                FORM 10-K/A-1



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
    For the Fiscal Year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period From ______________ to ______________


Commission File No. 0-19363



                  CELLULAR COMMUNICATIONS INTERNATIONAL, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter


                 Delaware                            13-3221852
     -------------------------------        ----------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)



 110 East 59th Street, New York, New York               10022
 ----------------------------------------          ----------------
 (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code      (212) 906-8480
                                                       -----------------


                               -----------------


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

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. [ ]


The aggregate market value of the registrant's Common Stock held by non-affiliates at March 20, 1998, valued by reference to the closing sale price for the registrant's Common Stock on the Nasdaq Stock Market's National Market, was approximately $609,730,000.


Number of shares of Common Stock
outstanding as at March 20, 1998: 11,024,868 (16,537,302 as adjusted for the three-for-two stock split by way of stock dividend, to be paid on April 14, 1998).



                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


            Document                              Part of 10-K in which
          ------------                           -----------------------
                                                       Incorporated
                                                       -------------


Definitive proxy statement for the 1998                  Part III
Annual Meeting of the Stockholders of
Cellular Communications International, Inc.

                               TABLE OF CONTENTS



PART IV                                                      Page
______                                                       -----

ITEM 14       Exhibits, Financial Statements Schedules,
              and Reports on Form 8-K ...................      1

              Exhibit Index .............................      2

              Signatures ................................      4



               The annual report on form 10-K of Cellular Communications International, Inc. for the fiscal year ended December 31, 1997 is being amended by this Form 10-K/A-1 for the following reasons:
               (i) to include in Item 14(d) the financial statements of Omnitel Sistemi Rodiocellulari Italiani S.p.A. and Omnitel Pronto Italia S.p.A. and (ii) to include as Exhibit 23.1 the consent of Coopers & Lybrand S.p.A.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
----------------------------------------
           SCHEDULES AND REPORTS ON FORM 8-K.


   (a)  (1)             Financial Statements - See list of Financial
                        Statements on F-1.*

        (2) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.*

        (3)             Exhibits - See Exhibit Index on page 2.

   (b) During the quarter ended December 31, 1997 there were no Current Reports on Form 8-K filed by CCII.

   (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

   (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.* See the Financial Statements of Omnitel Sistemi Radiocellulari Italiani S.p.A. and Omnitel Pronto Italia S.p.A. following.


-------------
* previously filed

                                 EXHIBIT INDEX



Exhibit No.
-----------

 3.1       Restated Certificate of Incorporation (Incorporated by reference to
           Exhibit 3.1, 1991 Form 10-K, File No. O-19363).

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

 4.3 Warrant, dated July 25, 1994, between CCII and Cellular Communications, Inc. (Incorporated by reference to Exhibit 4.3, 1994 Form 10-K, File No. 0-19363).

 4.4 Indenture, dated as of August 22, 1995, between CCII and Chemical Bank as Trustee (Incorporated by reference to Exhibit 4.2, File No. 33-90980).

 4.4(a) First Supplemental Indenture, dated as of February 23, 1998, to Indenture dated as of August 22, 1995.*

10.1 Description of Omnitel Joint Venture Agreement (Incorporated by reference to Exhibit 10.1, 1996 Form 10-K, File No. 0-19363).*

10.2 Compensation Plan Agreements, as amended and restated effective June 3, 1997.*

10.3 Warrant Agreement between the Company and CCII Funding, Inc. (Incorporated by reference to Exhibit 10.10, File No. 33-90980).

11         Statement re computation of per share earnings.*

23         Consent of Ernst & Young LLP.*

23.1       Consent of Coopers & Lybrand S.p.A.

27.1       Financial Data Schedule, for the year ended December 31, 1997.*



-------------------
* Previously filed.

27.2       Restated Financial Data Schedule, for the quarter ended
           September 30, 1997.*

27.3       Restated Financial Data Schedule, for the quarter ended
           June 30, 1997.*

27.4       Restated Financial Data Schedule, for the quarter ended
           March 31, 1997.*

27.5       Restated Financial Data Schedule, for the quarter ended
           December 31, 1996.*

27.6       Restated Financial Data Schedule, for the quarter ended
           September 30, 1996.*

27.7       Restated Financial Data Schedule, for the quarter ended
           June 30, 1996.*

27.8       Restated Financial Data Schedule, for the quarter ended
           March 31, 1996.*



-------------------
* Previously filed.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  April 9, 1997


                                CELLULAR COMMUNICATIONS INTERNATIONAL, INC.

                                By:  /s/ Stanton N. Williams
                                -----------------------------------------------
                                Name:    Stanton N. Williams
                                Title:   Vice President-Chief Financial Officer

                    [Letterhead of COOPERS & LYBRAND S.p.A.]


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Omnitel Pronto Italia S.p.A.

We have audited the accompanying balance sheets of Omnitel Pronto Italia S.p.A. ("the Company") as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                          Omnitel Pronto Italia S.p.A.

                              Statements of Income
               (in millions of Italian Lira except per share data)

                                                     For the year ended
                                                         December 31,
                                           -------------------------------------
                                              1997          1996          1995
Operating revenues:
  National service  - outgoing               735.519       241.254         1.322
                    - incoming               659.087       173.740         1.438
  International roaming                      118.619        42.970           352
  Activations                                 56.685        36.995            --
  Hardware and accessories                   251.289       243.707        27.940
  Other revenues                              14.086        14.876        17.966
                                          ----------    ----------    ----------
Total operating revenues                   1.835.285       753.542        49.018
                                          ----------    ----------    ----------

Operating expenses:
  Cost of sales and network                1.166.003       741.138       106.187
  Depreciation and amortization              305.251       203.457        35.869
  Advertising                                140.561       107.536        20.962
  General and administrative                 159.723       134.990       111.040
  Provision for doubtful debtors              65.000        99.197           991
  Taxes other than income taxes                3.379         7.943         6.054
                                          ----------    ----------    ----------
Total operating expenses                   1.839.917     1.294.261       281.103
                                          ----------    ----------    ----------

Operating loss                                (4.632)     (540.719)     (232.085)

Interest (expenses) income, net             (131.747)      (95.052)        7.021
Other income, net                             30.510            --            --
                                          ----------    ----------    ----------

Loss before income tax benefit              (105.869)     (635.771)     (225.064)

Income tax benefit                            13.900       196.800            --

                                          ----------    ----------    ----------
Net loss                                     (91.969)     (438.971)     (225.064)
                                          ==========    ==========    ==========

Basic and Diluted loss per common share          (88)         (479)         (345)
                                          ==========    ==========    ==========

Weighted average number of common
shares outstanding                             1.050           917           652
                                          ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                          Omnitel Pronto Italia S.p.A.

                                 Balance Sheets
               (in millions of Italian Lira except per share data)


ASSETS                                                      December 31,
                                                   -----------------------------
                                                       1997            1996
Cash and cash equivalents                               157.308          24.517
Accounts receivable, net (Note 3)                       520.932         255.197
Due from related parties (Note 4)                         6.839         103.273
Other current assets (Note 5)                            47.952          35.331
Inventories, net (Note 6)                                35.676          36.438
Deferred tax asset (Note 13)                            154.000              --
                                                   ------------    ------------

Total current assets                                    922.707         454.756
                                                   ------------    ------------

Equipment and furniture                                 154.115          90.096
Leasehold improvements                                   50.228          40.928
Network                                               1.499.305       1.041.890
Construction-in-progress                                 38.972          34.906
  Less: Accumulated depreciation                       (360.598)       (149.669)
                                                   ------------    ------------

Total property, plant and equipment, net (Note 7)     1.382.022       1.058.151
                                                   ------------    ------------

Concession and accessory charges, net (Note 8)          711.070         769.881
Other intangible assets (Note 8)                        124.576          90.527
Deferred tax asset (Note 13)                             56.700         196.800
Other assets (Note 9)                                    65.659          22.656
                                                   ------------    ------------

Total non-current assets                              2.340.027       2.138.015
                                                   ------------    ------------

Total assets                                          3.262.734       2.592.771
                                                   ============    ============


                                   "continued"

   The accompanying notes are an integral part of these financial statements.

                          Omnitel Pronto Italia S.p.A.

                                 Balance Sheets
               (in millions of Italian Lira except per share data)

                                   "continued"


LIABILITIES AND STOCKHOLDERS' EQUITY                                 December 31,
                                                           ------------------------------
                                                                1997            1996
Short-term debt (Note 10)                                         68.563          112.968
Trade payables                                                   686.266          546.629
Due to related parties (Note 4)                                   34.737           49.617
Other current liabilities, accrued liabilities and
deferred income (Note 11)                                        281.097          140.722
                                                           -------------    -------------

Total current liabilities                                      1.070.663          849.936
                                                           -------------    -------------

Long-term debt (Note 10)                                       1.511.021          983.369
Accrual for severance pay (Note 12)                               26.245           18.157
Other liabilities                                                  3.613               --
                                                           -------------    -------------

Total liabilities                                              2.611.542        1.851.462
                                                           -------------    -------------

Commitments and contingencies (Note 16)

Common stock (No. 1,050,000,000, par value
Lit. 1,000 authorized issued and outstanding)                  1.050.000        1.050.000
Additional paid-in capital                                       400.000          400.000
Accumulated deficit                                             (798.808)        (708.691)
                                                           -------------    -------------

Total stockholders' equity (Note 17)                             651.192          741.309
                                                           -------------    -------------

Total liabilities and stockholders' equity                     3.262.734        2.592.771
                                                           =============    =============


   The accompanying notes are an integral part of these financial statements.

                          Omnitel Pronto Italia S.p.A.

                            Statements of Cash Flows
                          (in millions of Italian Lira)

                                                                        For the year ended
                                                                           December 31,
                                                         -----------------------------------------------
                                                                1997             1996             1995
Cash flows from operating activities:
Net loss                                                       (91.969)        (438.971)        (225.064)

Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                305.251          203.457           35.869
  Provision for severance pay                                    9.458            7.477            3.969
  Provision for doubtful debtors                                65.000           99.197              991
  Realization of deferred tax asset                            (13.900)        (196.800)              --
  Write off of property, plant and equipment                     5.043            3.741               --
  Write off of intangible assets                                   611               --               --

Changes in operating assets and liabilities:
  Increase in accounts receivable                             (330.735)        (310.366)         (45.019)
  Decrease (Increase) in amounts due from related
     parties                                                    96.434          (67.158)         (32.429)
  Increase in other current assets                             (12.621)            (403)         (23.578)
  Decrease (Increase) in inventories, net                          762            1.424          (37.862)
  Increase in trade payables                                   139.637           51.057          119.766
  Decrease in amounts due to related parties                   (14.880)         (34.602)          (5.480)
  Increase in other current liabilities and accrued
     liabilities                                               140.375          113.720           17.490
  (Distribution) Transfer of provision  for severance
     pay                                                        (1.370)            (387)           3.063
  Increase in other liabilities                                  3.613               --               --
  Increase in other assets                                      (8.782)          (7.029)            (389)
                                                         -------------    -------------    -------------
           Net cash provided by (used in) operating
              activities                                       291.927         (575.643)        (188.673)
                                                         -------------    -------------    -------------

Cash flows from investing activities:
  Additions to property, plant and equipment                  (540.726)        (571.127)        (585.417)
  Additions to intangible assets                               (44.838)         (40.942)         (81.763)
  Increase in trade payables                                        --               --          349.409
                                                         -------------    -------------    -------------
           Net cash used in investing activities              (585.564)        (612.069)        (317.771)
                                                         -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            --          650.000          400.000
  Proceeds from issuance of stock options                        1.852            1.140               --
  Tax on common stock subscriptions                                 --           (6.500)          (3.980)
  Proceeds from loans                                        2.085.421          983.369          100.000
  Repayment of  loans                                       (1.496.569)        (500.000)              --
  (Repayments) Proceeds from short-term loans and bank
     overdrafts                                               (105.605)          82.373           30.515
  Commission and other charges capitalized on
     syndicated loan                                           (24.450)              --          (39.231)
  Deposit of Special Cash Collateral                           (45.365)         (11.144)              --
  Receipt of Special Cash Collateral                            11.144               --               --
                                                         -------------    -------------    -------------
             Net cash provided by financing activities         426.428        1.199.238          487.304
                                                         -------------    -------------    -------------

Increase in cash and cash equivalents                          132.791           11.526          (19.140)

Cash and cash equivalents at the beginning of the year          24.517           12.991           32.131
                                                         -------------    -------------    -------------

Cash and cash equivalents at the end of the year               157.308           24.517           12.991
                                                         =============    =============    =============
Supplemental disclosures of Cash Flows information:
Cash paid for: - Interest                                      121.621           73.018              291
                                                         =============    =============    =============
               - Income taxes                                       --               --               --
                                                         =============    =============    =============

    The accompanying notes are an integral part of these financial statements.

                          Omnitel Pronto Italia S.p.A.

                  Statements of Changes in Stockholders' Equity
                          (in millions of Italian Lira)

                                                                   Additional
                                            Common stock             paid-in      Accumulated
                                       Shares         Amount         capital        deficit          Total

Balance as of December 31, 1994            400.0        400.000             --         (35.316)        364.684

  Issuance of common stock:
    January 26, 1995                       250.0        250.000             --              --         250.000
    September 29, 1995                      75.0         75.000         75.000              --         150.000

  Tax on issuance of common stock                            --             --          (3.980)         (3.980)

  Net loss for the period                                    --             --        (225.064)       (225.064)
                                    ------------   ------------   ------------    ------------    ------------

Balance as of December 31, 1995            725.0        725.000         75.000        (264.360)        535.640

  Issuance of common stock:
    January 30, 1996                        75.0         75.000         75.000              --         150.000
    March 28,1996                           75.0         75.000         75.000              --         150.000
    July 5, 1996                            75.0         75.000         75.000              --         150.000
    September 5, 1996                       50.0         50.000         50.000              --         100.000
    September 30, 1996                      50.0         50.000         50.000              --         100.000

  Tax on issuance of common stock                            --             --          (6.500)         (6.500)

  Net loss for the period                                    --             --        (438.971)       (438.971)

  Warrants issued pursuant to
  stock option plans                                         --             --           1.140           1.140
                                    ------------   ------------   ------------    ------------    ------------

Balance as of December 31, 1996          1,050.0      1.050.000        400.000        (708.691)        741.309

  Net loss for the period                                    --             --         (91.969)        (91.969)

  Warrants issued pursuant to
  stock option plans                                         --             --           1.852           1.852
                                    ------------   ------------   ------------    ------------    ------------

Balance as of December 31, 1997          1,050.0      1.050.000        400.000        (798.808)        651.192
                                    ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

1.    Description and ownership of the business

      The Company was established in 1985 as a subsidiary of the Olivetti Group. It remained substantially dormant until February 22, 1994, when it was acquired by Omnitel Sistemi Radiocellulari Italiani S.p.A. ("Omnitel S.R.I.") and Pronto Italia S.p.A. ("P.I.") and changed its name to Omnitel Pronto Italia S.p.A. (the "Company").

      The Company's corporate purpose is to operate a cellular telephone system in Italy, based on the GSM standard (Global System for Mobile Communications).

      During 1994, the Company obtained a fifteen year license (the "License") to operate a cellular telephone network effective February 1, 1995. Between October 3, 1995 and December 6, 1995, the Company carried out an experimental service exercise and then launched operational service from December 7, 1995.

      Activities carried out during 1996 mainly related to the construction of the Company's cellular telephone network ("Network") and launching operational service. On March 13, 1996, in accordance with provisions of the License, national roaming access was obtained from Telecom Italia Mobile S.p.A. ("TIM"), thus granting the Company the same operational level as TIM, its competitor. On December 7, 1997, the national roaming agreement was canceled in accordance with the License.

      During 1997, the Company has become fully operational from a commercial standpoint. The Company is continuing the construction of the Network.

      As of December 31, 1997 the stockholders of the Company were as follows:

      Omnitel Sistemi Radiocellulari Italiani S.p.A.                    70%
      Pronto Italia S.p.A.                                              30%
                                                                   ---------
      Total                                                            100%
                                                                   =========

      The Company currently purchases predominantly all of the hardware and software for the construction of the network from Nokia Telecommunications Italia, although alternative suppliers are readily available.

      In accordance with Italian law, the Company's financial statements must be approved at the annual stockholders' meeting. The financial statements for 1997 have not yet been approved.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

2.    Summary of significant accounting policies

      The following is a summary of the significant accounting policies used by the Company to prepare the financial statements:

      2.1   Basis of presentation and preparation of financial statements

            The financial statements are prepared under the historical cost convention and in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the accounting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to provision for doubtful debtors, the estimate of depreciation and amortization for fixed assets and intangibles, respectively, and the valuation allowance for deferred tax assets.

      2.2   Cash and cash equivalents

            The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.

            Short-term securities held under purchase and resale agreements ("Repos") are valued at cost, plus the accrued difference between the purchase and resale price matured as of the balance sheet date. The related income is classified as interest income.

      2.3   Receivables and payables

            Receivables and payables are reflected at their stated value. Receivables are reduced to their expected realizable value by an allowance for doubtful debtors.

            Receivables and payables denominated in foreign currencies are stated at the year-end exchange rates. The resulting gains or losses are recorded in the statement of income.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

2.    Summary of significant accounting policies, continued

      2.4   Equipment and leasehold improvements

            Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives (five to eight years) or lease term, if shorter. Major replacements and improvements are capitalized. Maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations when incurred. The assets and related accumulated depreciation or amortization accounts are adjusted for assets retirements or disposals, with the resulting gain or loss reported within operating expenses.

      2.5   Assets under construction

            Assets under construction consist of the direct costs related to the construction of the network and include costs such as hardware, software, direct labor costs incurred in construction, as well as other costs relating to network planning and implementation. All costs not directly related to the development and construction of the Network were charged to operations when incurred. The depreciation of completed and operational sites commenced at the launch date of operations on December 7, 1995.

      2.6   Intangible assets

            The direct and indirect costs incurred to obtain the concession as well as the interest on the related bank loan up to inception of service, were capitalized in 1995 and are amortized over the license period, starting from the month in which the commercial telephone service began. All other intangible assets are amortized on a straight-line basis over their estimated useful lives.

      2.7   Inventories

            Inventories, consisting principally of handsets and accessories related to the Company's product distribution business, are stated at the lower of cost (first-in, first-out method) or market.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

2.    Summary of significant accounting policies, continued

      2.8   Income taxes

            Deferred income tax balances reflect temporary differences between the carrying amount of assets and liabilities in the financial statements and their corresponding tax bases. They are stated at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. If it is more likely than not that some portion or all of a deferral tax asset will not be realized, a valuation allowance is recognized.

      2.9   Accrual for severance pay

            Under Italian law, deferred compensation accrues in favor of employees which they (or in the event of their death, their heirs) are entitled to collect upon termination of employment. The amount payable related to each year's service is calculated on the basis of the remuneration for that year (approximately 1/12th of total remuneration) and is subject to annual revaluations based on increases in the Italian cost-of-living index ("ISTAT").

      2.10  Financial instruments

            The Company utilizes derivative financial instruments such as interest rate swaps, collars, caps and forward rate agreements to limit exposure to changing interest rates. The Company does not hold or issue such financial instruments for trading purposes.

            Premiums to obtain interest rate caps are deferred and applied over the period of the related commitment and are included in prepaid financial charges within other current assets. Net cash paid or received on interest rate swaps, collars, caps and forward rate agreements are reflected as an increase or decrease of the interest expense during the period.

      2.11  Commissions on loan facilities

            Up-front costs such as commissions incurred in respect of the Facility Agreement and the Amended and Restated Facility Agreement (refer to note 10) have been capitalized and are being amortized on a straight-line basis over the period of planned utilization of the Facility, which approximates the interest method. Amortization may be increased on a pro-rata basis based upon the Company's excess cash flows, as stipulated in the Amended and Restated Facility Agreement.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

2.    Summary of significant accounting policies, continued

      2.12  Revenue recognition

            Operating revenues for communications services, which exclude value added tax and other sales tax are recognized when the services are rendered. Unbilled revenues resulting from cellular services provided to customers are calculated from the billing cycle date to the end of each month. Amounts received from subscribers for prepaid traffic or "Rechargeable" cellular cards are reported as deferred revenue, until such time as the subscriber utilizes the traffic.

            Operating revenues for the Company's product distribution business are recognized upon delivery of products to customers.

      2.13  Software costs

            Software costs are capitalized and amortized over five years. Software development costs are charged to operations as incurred.

      2.14  Advertising costs

            Advertising costs are charged to the statement of income in the period in which the advertisement is released to the market.

      2.15  Impairment of assets

            Management regularly reviews individual tangible and intangible assets by evaluating the future cash flows of the business to determine the recoverability of the assets and recognizes, on a current basis, any diminution in value.

      2.16  Stock options

            The Company accounts for stock based compensations, granted in the form of stock warrants, in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." Disclosures have been made in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation".

      2.17  Litigation matters

            Periodically, the Company is involved in litigious matters. Management of the Company evaluates these matters and records a provision, when determined necessary.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

2.    Summary of significant accounting policies, continued

      2.18  New accounting pronouncements

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for all financial statements issued for periods ending after December 15, 1997. SFAS 128 redefines the principles for calculating earnings per share ("EPS") and requires presentation of Basic EPS and Diluted EPS for those entities with complex capital structures. SFAS 128 also requires that all prior period earnings per share data presented with the current year's data is restated in accordance with the new provisions. The adoption of SFAS 128 had no effect upon the current year's or the prior years' earnings per share data.

      2.19  Reclassifications

            Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

      3.    Accounts receivable, net

            Accounts receivable, net consist of the following:

                                                            December 31,
                                                     --------------------------
                                                        1997           1996

           Subscribers - communication services          274.526        160.382
           Other communication services                  343.362        155.492
           Dealers - product distribution business        68.232         39.511
           Less: Provision for bad debts                (165.188)      (100.188)
                                                     -----------   ------------
                                                         520.932        255.197
                                                     ===========   ============

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

4.    Transactions with related parties

      Related party balances, including V.A.T., are as follows:

                                   December 31, 1997             December 31, 1996
                               -------------------------     -------------------------
                               Receivables      Payables     Receivables      Payables
  Omnitel S.R.I                      200             --              --             --
  P.I                                 21             --              --             --
  Omnitel Gestioni S.p.A           2.004         (1.041)          1.776           (172)
  Olivetti Group #                 4.338        (32.062)        101.374        (43.975)
  AirTouch International*             --           (499)              6         (1.873)
  Bell Atlantic*                     247           (491)             89         (2.600)
  Telia International*                --           (174)             --           (346)
  C.C.I.*                             28             --              28             --
  Lehman Brothers*                    --             --              --           (453)
  Mannesmann*                         --           (469)             --           (198)
                                 -------        -------         -------        -------
Total                              6.838        (34.736)        103.273        (49.617)
                                 =======        =======         =======        =======

      * - Shareholders of Omnitel S.R.I. or P.I.

      # - Included within the Olivetti Group is Ing.C.Olivetti S.p.A., which is a shareholder of Omnitel S.R.I.

      As of December 31, 1996, the Company was owed approximately Lit. 99 billion from Olivetti Group companies primarily related to V.A.T.. In 1997, the Company began to pay V.A.T. to the Ministry of Finance.

      The analysis of amounts charged to/by the Company by/to related parties, is as follows:

                                     1997                      1996                      1995
                           -----------------------   -----------------------   -----------------------
                              Costs       Income       Costs        Income        Costs       Income
  Omnitel S.R.I                    --          200           --           --           --           --
  P.I                              --           --           --           --        1.700           --
  Omnitel Gestioni              1.742        7.796        2.100        4.014           --           --
  Olivetti Group               50.185        2.528       58.029        2.422       54.555           65
  AirTouch International        2.606            6        5.913            6       12.259           13
  Bell Atlantic                 1.838          182        4.365           57        5.989           --
  Telia International              --           --          586           --        2.313           --
  C.C.I                            --           --            4           --          486           --
  Lehman Brothers                  --           --          453           --           --           --
  Mannesmann                    2.197       10.082          265           --          314           --
                           ----------   ----------   ----------   ----------   ----------   ----------
Total                          58.568       20.794       71.715        6.499       77.616           78
                           ==========   ==========   ==========   ==========   ==========   ==========

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

4.    Transactions with related parties, continued

      The amounts charged by related parties in 1997 included Lit. 32 billion for hardware, software and other costs, that have been capitalized. The other expenses were primarily for network costs, general and administrative expenses and consultancy fees. The income amounts were mainly for international roaming, traffic and hardware sales.

5.    Other current assets

      The balances as of December 31, 1997 and 1996 are as follows:

                                                       December 31,
                                               ---------------------------
                                                   1997           1996

      V.A.T. and recoverable withholding tax         12.915         14.855
      Prepaid rent                                   21.511         15.112
      Prepaid financial charges                       1.834          1.175
      Accrued financial income                        4.777            136
      Advances to suppliers                           5.262          3.241
      Other                                           1.653            812
                                               ------------   ------------
                                                     47.952         35.331
                                               ============   ============

      Prepaid rent primarily relates to contracts for the utilization of Telecom Italia S.p.A.'s network and to the Network.

      Prepaid financial charges include Lit. 697 million as of December 31, 1997 and Lit. 996 million as of December 31, 1996 relating to the deferral of premiums paid in order to obtain interest rate swaps (see note 15).

6.    Inventories

      Inventories, net of the obsolescence reserve, consist of:

                                                  December 31,
                                             --------------------
                                               1997        1996

      Cellular phones and accessories          36.538      37.884
      Cellular phones obsolescence reserve     (6.375)     (5.448)
      Sim cards                                 5.513       4.002
                                             --------    --------
                                               35.676      36.438
                                              ========    ========

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

7.    Property, plant and equipment

      Property, plant and equipment consists of the following:

                                                         December 31,     December 31,
                                                            1997             1996              Estimated
                                                           at cost          at cost           useful lives

Technical instruments and equipment                            20.740           14.425        5-5.55 years
Office furniture, equipment and other                          54.770           41.751        5-8.33 years
Electrical equipment                                           78.605           33.920         5.55 years
                                                                                           Lease term or life
Leasehold improvements                                         50.228           40.928    of asset, if shorter
                                                        -------------    -------------
                                                              204.343          131.024
                                                        -------------    -------------
Network:
  Specific plant                                               49.675           29.093         6.67 years
  Radio and transmission equipment                            566.416          398.955         6.67 years
  Computer and electronic equipment                           371.829          202.820         5.55 years
  Fixtures                                                     46.040           35.031          10 years
  Know-how                                                    236.567          204.656     Life of concession
  Improvements to Network                                                                  Lease term or life
    properties                                                228.778          171.335    of asset, if shorter
                                                        -------------    -------------
                                                            1.499.305        1.041.890
                                                        -------------    -------------
Total cost                                                  1.703.648        1.172.914
  Less: Accumulated depreciation                             (360.598)        (149.669)
                                                        -------------    -------------
                                                            1.343.050        1.023.245
Assets under construction                                      38.972           34.906
                                                        -------------    -------------
Net property, plant and equipment                           1.382.022        1,058,151
                                                        =============    =============

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

8.    Intangible assets

      The balances for intangible assets as of December 31, 1997 and 1996 can be detailed as follows:

                                           December 31,    December 31,
                                              1997            1996             Estimated
                                             at cost         at cost          useful lives
Concession and accessory charges
Concession fee                                 750.000         750.000
Bid preparation costs incurred by:
  Omnitel S.R.I. and P.I                        27.784          27.784
  Other                                          8.799           8.799
Interest and commission relating to the
  bridge loan and performance bond              46.141          46.141
                                          ------------    ------------
Concession and accessory charges               832.724         832.724          15 years
  Less: accumulated amortization              (121.654)        (62.843)
                                          ------------    ------------
Concession and accessory charges, net          711.070         769.881
                                          ------------    ------------

Other intangible assets
Software usage rights and other                123.628          79.573           5 years
  Less: accumulated amortization               (48.314)        (23.763)
                                          ------------    ------------
Software usage rights and other, net            75.314          55.810
                                          ------------    ------------

Commission on syndicated loan and
  other charges                                 63.681          39.231         10 years *

  Less: accumulated amortization               (14.419)         (4.514)
                                          ------------    ------------
Commission on syndicated loan and
  other charges, net                            49.262          34.717
                                          ------------    ------------
Total other intangible assets, net             124.576          90.527
                                          ------------    ------------
Total intangible assets                        835.646         860.408
                                          ============    ============

      * The maximum number of years is 10, however based upon excess cash flows, as defined by the Amended and Restated Facility Agreement (see note 10), the rate of amortization is increased accordingly.

      The Company has capitalized an additional Lit. 32 billion during 1997 related to purchases of internal I.T. systems and Lit. 8 billion for the license of software for the Network. In connection, with the Amended and Restated Facility Agreement (see note 10), the Company has capitalized an additional Lit. 24 billion mainly for commissions.

      On November 30, 1994, the Company made a lump-sum payment (Lit. 750,000 million) for the concession by the Ministry of Communications ("M.O.C.") for the installation and operation, on a non-exclusive basis, of the GSM service on the Italian territory. The concession was effective from February 1, 1995 and will have a duration of fifteen years.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

9.    Other assets

      The balances as of December 31, 1997 and 1996 are as follows:

                                                                 December 31,
                                                           ---------------------
                                                              1997         1996
Deposit paid to the M.O.C. for the Concession                 3.000        3.000
Special Cash Collateral                                      45.365       11.144
Investment in Omnitel Gestioni S.p.A                          3.200        3.200
Long-term receivables and others                             14.094        5.312
                                                           --------     --------
                                                             65.659       22.656
                                                           ========     ========

      The deposit paid to the M.O.C. will remain in place throughout the duration of the concession and earned interest at 1.75% in 1997 and 3.5% in 1996. Special cash collateral consists of deposits with banks to serve as guarantees for purposes of securing the obligations of the Company in connection with the Amended and Restated Facility Agreement (see note 10).

      Omnitel Gestioni S.p.A. is a subsidiary that manages the mobile phone retail shops. The shares of the Company are pledged as collateral to the Lender Banks of the Amended and Restated Facility Agreement.

      Long-term receivables relate to "Dealer Stations", to be received within 36 months after the date of installation, and amounts owed from subscribers for sales of handsets, to be collected pro-rata during the subsequent 24 months after the date of sale.

10.   Debt

      The amount due to banks and financial institutions as of December 31, 1997 and 1996 can be further detailed as follows:

                                                            December 31,
                                                    ----------------------------
                                                        1997            1996
Short-term debt:
  Bank overdrafts                                          7.363          24.968
  Short-term bank loans                                       --          88.000
  FEC Credit Agreement                                    61.200              --
                                                    ------------    ------------
Total short-term debt                                     68.563         112.968
                                                    ------------    ------------
Long-term debt:
  Facility Agreement                                     727.421         677.369
  EIB Credit Agreement                                   500.000              --
  EIF Subordinated Loan Agreement                        100.000              --
  FEC Credit Agreement                                   183.600         306.000
                                                    ------------    ------------
Total long-term loan                                   1.511.021         983.369
                                                    ------------    ------------
Total debt                                             1.579.584       1.096.337
                                                    ============    ============

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

10.   Debt, continued

      10.1  Facility agreement

            On August 29, 1997, the Company signed an amendment (the "Amended and Restated Facility Agreement" or the "Facility") to its original syndicated loan facility of Lit. 1,800 billion dated November 30, 1995 (the "Facility Agreement").

            The Amended and Restated Facility Agreement increased the available facility amount from Lit. 1,800 billion to Lit. 2,800 billion. Consequently, short-term banks loans were repaid.

            The facility consists of two tranches, one of Lit. 1,000 billion linked to LIBOR (London Inter-Bank Offered Rate) ("Tranche A") and the second tranche of Lit. 1,800 billion linked to RIBOR (Rome Inter-Bank Offered Rate) ("Tranche B"). The margins over the LIBOR and RIBOR rates are linked to the ratio of financial indebtedness ("F.I.") over annualized earnings before interest, tax depreciation and amortization ("E.B.I.T.D.A") for the previous 6 months. These margins were initially set at 1.00%, subsequently falling to a minimum of 0.30% as the F.I./E.B.I.T.D.A. ratio declines. The first reduction of the margins to 0.90% took place on September 16, 1997 and the second reduction to 0.40% occurred on December 16, 1997. Commitment fees, payable quarterly in arrears, were due from the Company on the unused amount of the Facility at a rate of 0.325% per annum from September 1997 to December 1997 and then at the rate which is half the margin level.

            Tranche A consists of a facility for a maximum amount of Lit. 840 billion, available by way of term loan advances and/or the issue of guarantees, and a maximum of Lit. 160 billion of revolving short-term advances. Tranche A is available in predetermined freely available multicurrencies, subject to appropriate currency hedging. As of December 31, 1997, a portion of this tranche has been utilized to serve as a guarantee required by the European Investment Bank for a total amount of Lit. 527,500 million. Another Lit. 45,365 million has been used for a guarantee advance which was denominated/drawn down in Japanese Yen.

            Tranche B, for a maximum amount of Lit. 1,510 billion, is available by way of term loan advances in Italian Lira and/or the issue of guarantees, and a maximum amount of Lit. 290 billion of revolving short term advances in Italian Lira. As of December 31, 1997, a portion of this tranche has been utilized to serve as guarantees required by Finnish Export Credit Ltd. ("FEC") for a total amount of Lit. 267,444 million and Lit. 682,056 million has been drawn down as term loan advances.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

10.   Debt, continued

      10.1  Facility agreement, continued

            The Facility and the Facility Agreement have a combined duration of 10 years. The Company can utilize drawn-downs for the first 4 years (1995 - 1999). After a grace period of 1 year, semiannual repayment installments will start in November, for a period of 4.5 years and ending in November 2005.

            In accordance with the Facility, utilization is limited to Lit. 2,400 billion for the period ending December 31, 1997 and then increasing to Lit. 2,800 billion in June 1998. The Facility includes several financial (i.e. ratios such as EBIT/Interest expense, Net Financial Indebtedness/12 month EBITDA, 12 month EBITDA/12 month total debt service, 12 month operating cashflow/12 month fixed charges and current payments on EIF facility) and operating covenants such as dividend distribution restrictions (based upon excess cash flows), minimum territory coverage percentages (70% by December 31, 1997). There are also provisions for the use of several pledged Special Cash Collateral accounts under the terms of the Facility (See note 9).

            As a requirement of the above Facility, the Company entered into an insurance security agreement, whereby the Company pledged all of its present and future rights arising from a number of insurance policies. This pledge is in favor of the financial institutions providing the Facility.

      10.2  EIB Credit Agreement

            As provided by the Facility, OPI entered into a term advance facility agreement on October 8, 1997 with the European Investment Bank ("EIB") for a total of Lit. 796 billion. As of October 16, 1997, Lit. 500 Billion had been drawn down and was guaranteed by Tranche A. Interest matures at LIBOR less 0.17% for advances up to the first Lit. 500 billion and at the EIB Rate (as determined by the Board of Directors of EIB) for advances on the remaining Lit. 296 billion. This facility is repayable in 10 predetermined semiannual amounts, commencing on September 15, 2000. The Company received Lit. 45,365 million as Special Cash Collateral from certain underlying banks in connection with the guarantee given by the Company for Tranche A.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

10.   Debt, continued

      10.3  EIF Subordinated loan

            Under the provisions of the Facility, the Company also finalized in October 1997 an interest current subordinated loan agreement for Lit. 100 billion with the European Investment Fund ("EIF"). OPI has an obligation to pay an initial commission of 1.375% a year and thereafter declining to 0.875% as the F.I./E.B.I.T.D.A. ratio declines. As of December 31, 1997, the commission was 0.875%. The Company pays interest at the rate of RIBOR, plus 0.125%. This facility is repayable in 10 predetermined semiannual amounts, commencing June 30, 2001.

      10.4  Stockholders' Subordinated Loan

            The Board of Directors of Omnitel S.R.I. and P.I. approved to make available to OPI a subordinated credit facility of Lit. 100 billion, when the Company's indebtedness amounts to Lit. 2,200 billion or in any event of default of OPI under the Facility.

      10.5  Nokia/Finnish Export Credit Ltd.

            A commercial contract between the Company and Nokia included a financing agreement for Lit. 306 billion signed on December 31, 1995 with FEC, a wholly owned subsidiary of the Finnish Government. Interest is payable at LIBOR plus 0.255% during the "draw down" period (1996) and at a fixed rate of 9% thereafter. The facility is repayable in equal semi-annual installments over 5 years, commencing from the completion date of October 1996. As of December 31, 1997, the total amount owed to FEC was Lit. 244,800 million. As required by the agreement, Lit. 61,200 million of the loan will be repaid during 1998. This facility is guaranteed by Tranche B of the Facility for Lit. 267,444 million (109.25% of the credit line).

      10.6  Other

            At December 31, 1997 the Company had unused short-term credit facilities with several financial institutions totaling Lit. 328 billion.

            The Company's weighted average interest rates for all debts instruments that were outstanding during 1997, 1996 and 1995 were 10.42%, 13.37% and 11.23% per annum, respectively.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

11.   Other current liabilities, accrued liabilities and deferred income

      These liabilities are as follows:

                                                             December 31,
                                                      --------------------------
                                                          1997          1996
Tax withheld at source and annual tax on
  stockholders' equity                                       5.371         4.556
Other tax payable                                           70.329        59.135
Bank interest and commission fees accrued                   16.709        14.888
Payable to social security institutions                      9.857        10.973
Accrued payroll                                             25.314        15.224
Deposits from GSM subscribers                               33.000        25.600
Unutilized traffic on prepaid cards                         72.665            --
Deferred monthly fees and other                             18.088         6.428
Deferred credit notes                                       19.276            --
Other                                                       10.488         3.918
                                                      ------------  ------------
                                                           281.097       140.722
                                                      ============  ============

      Other tax payables includes Lit. 17,702 million relating to the government concession tax collected monthly from each customer, Lit. 14,229 million relating to V.A.T. and Lit. 38,356 million relating to the annual concession charge computed on GSM service gross revenues (see note 16.1).

      Deposits from GSM subscribers represents the required amount to be deposited when a subscriber opens a new GSM account and does not pay with a direct charge to the subscriber's credit card. This amount serves as collateral for payment of the subscriber's account if necessary and is reimbursed to when the subscriber's account is terminated or transferred to a direct credit card charge.

      The amount representing unutilized traffic on prepaid cards represents deferred revenue for amounts received from subscribers associated with the new prepaid "Rechargeable" cellular cards.

12.   Accrual for severance pay

      Under Italian law, deferred compensation accrues in favor of employees which they (or, in the event of their death, their heirs) are entitled to collect upon termination of employment. The amount payable related to each year's service is calculated on the basis of the remuneration for that year and will be subject to annual revaluations based on ISTAT.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

12.   Accrual for severance pay, continued

      The balances as of year end consist of:

                                                           December 31,
                                                   ---------------------------
                                                       1997           1996
      Employee severance pay                             25.725         17.860
      Agents leaving indemnities                            520            297
                                                   ------------   ------------
                                                         26.245         18.157
                                                   ============   ============

13.   Income taxes

      Effective December 24, 1997, the Italian parliament enacted a new tax decree ("IRAP"). IRAP became effective January 1, 1998 and had no effect upon the current year's income tax calculation. The effect was that the local tax of 16.2% ("ILOR"), as well as other taxes (i.e. tax on equity), were abolished and replaced by IRAP at a rate of 4.25%. The national tax of 37% ("IRPEG") remained unchanged, resulting in the new tax rate of approximately 41.25%. The enacted tax rate for the Company for the years 1997 and 1996 was 53.2%, comprising "ILOR" tax at 16.2% and "IRPEG" tax at 37%. The largest impact of this new legislation is that it will change the nature upon which certain items are taxed or non-tax deductible. The calculation of taxable income for IRPEG purposes remains the same. However in order to calculate income for IRAP purposes, certain adjustments are necessary for items that are now non-tax deductible (generally all employee costs, interest and certain accruals).

      The deferred tax assets and liabilities as of December 31, 1997 have been adjusted due to the enactment of IRAP. This revaluation resulted in a reduction of deferred tax assets of approximately Lit. 50 billion.

      Based on the statutory results and the estimate of investment incentive deductions as of December 31, 1997, the Company has net operating loss carryforwards of Lit. 1,427 billion (1996: Lit. 1,366 billion) which expire in the years 1999 through 2002. Approximately Lit. 797 billion are the result of investment incentives granted in the form of deductions from taxable income.

      A tax benefit has been recorded in 1997 and 1996, as management has determined that it is more likely than not, that a portion of these assets will be realized. No provision for current period income taxes is necessary as the Company is in a net loss position for tax purposes.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

13.   Income taxes, continued

      Deferred tax balances as at December 31, 1997 and 1996 can be summarized as follows:

                                                                     December 31,
                                                             ------------------------
                                                                1997          1996
Deferred tax assets
Start-up costs                                                   51.653        86.866
Advertising costs                                                22.483        29.051
Allowance for doubtful debtors                                   63.803        53.856
Other                                                            13.716        16.828
Net operating loss carryforwards                                527.903       506.866
                                                             ----------    ----------
Total gross deferred tax assets                                 679.558       693.467
                                                             ----------    ----------

Deferred tax liabilities
Difference in rates of amortization of the government
concession                                                      (14.224)      (21.943)
                                                             ----------    ----------
Net deferred tax assets                                         665.334       671.524
                                                             ----------    ----------
  Less: Valuation allowance                                    (454.634)     (474.724)
                                                             ----------    ----------
Net carrying value amount                                       210.700       196.800
                                                             ==========    ==========

14.   Statement of income

      The following table has been included to provide additional detail of the individual components within Cost of sales and network, which are as follows:

                                                         December 31,
                                               -------------------------------
                                                  1997       1996       1995
Roaming costs                                     41.361     25.462         84
Interconnection fees                             289.033    120.060        996
Hardware and accessories                         271.595    266.482     62.617
Costs of Network                                 298.241    132.533      1.727
Commercial costs                                 180.526    140.272     32.665
Commissions                                       61.521     43.401      6.036
Other                                             23.726     12.928      2.062
                                               ---------  ---------  ---------
                                               1.166.003    741.138    106.187
                                               =========  =========  =========

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

15.   Financial instruments

      The Company has entered into interest rate swaps, caps and collars and forward rate agreements to manage the impact of interest rate fluctuations.

      At December 31, 1997 and 1996 the Company was party to interest rate swap agreements for hedging purposes, to periodically exchange variable rate payments for fixed rate payments over the life of the agreements. At the same dates, the Company was also party to a cap agreement, whereby the Company is protected in the event that interest rates rise over the relevant strike level, and collar agreements, under which the Company buys a cap in order to protect itself in the event interest rates increase and writes a floor, in order to reduce the cost of buying a cap. During 1997, the Company entered into forward rate agreements. These contracts are used for hedging purposes, to lower the impact of interest rate fluctuations. The Company recognizes gains and losses associated with the contracts in relationship to the maturity dates of the underlying debt.

      At December 31, 1997 and 1996 the Company had outstanding interest rate swap agreements which converted variable rate debt to fixed rate debt with a weighted average interest rate of 11.69%. The total notional principal amounts are Lit. 150,000 million and the agreements will terminate on May 31, 2000.

      The Company had a cap agreement outstanding with total notional principal amounting to Lit. 50,000 million and a strike rate of 12.50% as of December 31, 1997 and 1996. This agreement terminates on May 31, 2000.

      The Company had two collar agreements outstanding, with total notional principal amounting to Lit. 100,000 million and an average strike cap rate of 9.105% as of December 31, 1997 and 1996. These agreements have a beginning strike floor rate of 8.25% declining quarterly to 7.5% starting from April 1997 and will terminate on July 15, 1998. The floor strike rate for the quarter from October 15, 1997 to January 15, 1998 was 7.5%. The three month market rate was 5.94% as of December 31, 1997.

      At December 31, 1997, the Company had 11 forward rate agreements ("FRA") outstanding which have already settled, with total notional principal amounts totaling 1,467,000 million. The fixed rates vary from 5.97% to 6.57%, with maturity dates ranging from January 16, 1998 to March 30, 1998. As the relevant maturity dates of the FRAs are in some instances sequentially linked, the actual effect of these FRAs has been to hedge a floating average amount equal to Lit. 1,167,000 million.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

16.   Commitments and contingencies

      16.1  Commitments deriving from the concession

            In connection with the License, the Company is obligated to pay to the M.O.C. an annual concession charge, for the term of the License, corresponding to 3.5% of the GSM service gross revenues, net of all service charges paid to the other public telephone network license holder.

            The concession charge cannot be lower than a minimum annual amount, established for the remaining two years, as follows:

            1998                                                  51.000
            1999                                                  77.100
                                                                 -------
            Total minimum payments                               128.100
                                                                 =======

            The Company must guarantee a minimum coverage of 70% of the Italian territory and 90% of the population within 5 years from the date of the License. Failure to meet these requirements could result in cancellation of the License. In addition, the Company has to fulfill some obligations as prescribed by the License and the Performance Bond (see note 16.2).

      16.2  Guarantees provided on behalf of the Company

            As of December 31, 1997 and 1996, the Company has Lit. 1,201 billion and Lit. 669,105 million, respectively, for guarantees issued to financial and ministerial institutions as below:

                                                               December 31,
                                                         -----------------------
                                                             1997          1996
            FEC guarantees - Tranche B                      267.444      334.305
            EIB guarantees - Tranche A                      527.500           --
            Performance bond                                219.400      219.400
            Other guarantees                                186.863      115.400
                                                         ----------   ----------
                                                          1.201.207      669.105
                                                         ==========   ==========

            As collateral for the loan from FEC, the Company obtained letters of credit from banks, subsequently canceled after issue of the guarantee provided by the Facility- Tranche B. As described in note 10, Tranche A gave guarantees to EIB for the corresponding facility of Lit. 500 billion.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

16.   Commitments and contingencies, continued

      16.2  Guarantees provided on behalf of the Company, continued

            A performance bond of Lit. 219,400 million was provided by Banca Commerciale Italiana to the M.O.C., as a guarantee for the fulfillment of the obligations prescribed by the Concession. OPI is required to cover 98% of the Italian territory with its cellular network by May 1998, invest Lit. 1,552 billion by May 1998, employ 2,686 people by May 1998, pay royalties to the M.O.C. in amounts not less than Lit. 25.4 billion for 1997; Lit. 51 billion for 1998; and Lit. 77.1 billion for 1999, subject in each year to reduction only due to any proportionate reduction of the royalty percentage to less than 3.5% and maintain the declared stockholding majority of OPI until February 1, 2000, the performance bond's date of maturity. Failure to achieve the objectives specified in the performance bond could result in charges to the Company.

            Other guarantees mainly include Lit. 106.6 billion of bank guarantees and a Lit. 64.5 billion guarantee by an insurance company to the V.A.T. office in order to obtain V.A.T. repayments.

      16.3  Nokia commitments

            The Company signed an agreement with Nokia in 1994 for the supply of basic telecommunication equipment for a minimum expected purchase value of Lit. 360 billion. The Company fulfilled its purchase obligation related to this commitment. In the course of 1997, two additional memorandums were signed, stating a minimum commitment of Lit. 426 billion for the purchase of further telecommunications equipment. At December 31, 1997, the remaining purchase commitment outstanding for these memorandums amounted to Lit. 383 billion.

      16.4  Rent and leasing commitments

            The Company rents buildings utilized for operations and the Network and leases vehicles assigned to certain employees, with future minimum rentals as follows:

            Year ending:                                     Operating leases
            1998                                                  51.688
            1999                                                  50.555
            2000                                                  47.908
            2001                                                  36.381
            2002                                                  26.267
            Thereafter                                            39.707
                                                                 -------
            Total minimum lease payments                         252.506
                                                                 =======

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

16.   Commitments and contingencies, continued

      16.5  Dealers commitments to the Company

            The Company received bank guarantees on behalf of dealers. These guarantees amounted to Lit. 44.3 billion and Lit. 25.7 billion at December 31, 1997 and 1996, respectively.

17.   Stockholders' equity

      A stockholders' meeting held on January 30, 1995 authorized the Board of Directors to increase the company's share capital up to a maximum of Lit. 1,050 billion by means of the issue of a maximum of 400 million shares at a value of Lit. 2,000 per share, consisting of Lit. 1,000 par value plus Lit. 1,000 share premium. This increase was approved by the Board of Directors at a meeting on March 24, 1995. The issue of these shares was at the discretion of the Board of Directors and was valid until December 31, 1996. The first tranche of these shares was issued in 1995 for a total amount of 75 million common shares.

      During 1996 the Company issued 325 million of common stock shares with a par value of Lit. 1,000 each and Lit. 1,000 additional paid-in capital. This increased the Company's issued common stock to Lit. 1,050,000 million and its additional paid-in capital to Lit. 400,000 million. The proceeds from the issues of 1996, net of taxation, amounted to Lit. 643,500 million.

      Under Italian tax legislation the Company was liable to an annual tax of 0.75% on the value of the stockholders' equity in 1996. This amount was charged to the income statement. No amount was due in 1997. See note 10 for application in 1998 and thereafter.

18.   Stock option program

      In December 1996, the Company launched a stock option program to grant warrants in favor of certain executives of the Company. These warrants, which each carry the right to purchase one common stock unit, will be exercisable on June 30, 2001. The price payable on exercise of the warrant is a total of Lit. 5,500 per warrant of which Lit. 4,500 is additional paid-in capital. Early exercise of warrants is not permitted.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

18.   Stock option program, continued

      The detail plan activity and information relating to 1997 and 1996 are as follows:

                                    1997                          1996
                        ---------------------------   ---------------------------
                                         Weighted-                    Weighted-
                                         average                       average
                           Number         grant          Number         grant
                             of            date            of            date
                          Warrants        price*        Warrants        price*
                        ------------   ------------   ------------   ------------

Balance - January 1        3.324.000            343             --             --

Granted during the
  year                       882.591          2.097      3.324.000            343

Canceled or forfeited
  during the year           (196.000)           343             --             --
                        ------------   ------------   ------------   ------------

Balance - December 31      4.010.591            729      3.324.000            343
                        ============   ============   ============   ============

      *     - In Lira

      The Company has utilized the "Minimum Value" method for valuing the equity instruments issued to employees. The following assumptions were utilized when determining the Minimum Values at the grant dates:

                                                      1997            1996
                                                ---------------  --------------
Risk free rate                                  5.024% - 7.350%   6.84% - 7.57%
                                                ===============  ==============

Expected life (years)                                   3.5 - 4            4.56
                                                ===============  ==============

      Assuming the provisions of SFAS 123 would have been adopted, the impact on the Company's net loss and earnings per share would have been immaterial.

19.   Litigation matters

      National roaming agreement

      Access under the national roaming agreement is currently being disputed by TIM in connection with OPI's territorial coverage percentage at the date of launching operations on December 7, 1995. The M.O.C. confirmed that OPI achieved the necessary coverage percentage. However, the Italian State Council has overturned this decision and informed the M.O.C. that they should have used additional information when calculating OPI's coverage percentage. OPI is disputing this decision and has counterclaimend seeking damages for TIM's delay in permitting national roaming.

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

19.   Litigation matters, continued

      Compensative measures

      TIM has recently filed an action attempting to recover Lit. 60 billion that they were required to pay to OPI by the European Commission.

20.   Disclosures about fair values of financial instruments

      The following methods and assumptions were used to estimate the fair values of each class of financial instrument for which it is practicable to estimate that value.

      Cash and cash equivalents, Accounts receivable, Trade payables, Amounts due to and from related parties

      The carrying amounts approximate the fair value due to the short-term maturity of these instruments. This includes the short-term bank loans.

      Interest rate swap agreements

      The fair value of interest rate swap agreements is the estimated amount that the Company would pay or receive to terminate the agreements at the balance sheet date, taking into account current interest rates.

      The estimated fair values of the Company's financial instruments are as follows:

                      December 31,            December 31,          December 31,
                         1997                    1996                  1995
                ----------------------   --------------------   ------------------
                 Carrying      Fair      Carrying     Fair      Carrying   Fair
                   value       value       value      value       value    value
Debt            1.579.584    1.579.584   1.096.337  1.096.337   530.595  530.595
Interest rate
  swaps                --      (23.636)         --    (24.858)       --   (8.784)
Collars                --       (1.173)         --     (2.030)       --       --

                          Omnitel Pronto Italia S.p.A.

                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

21. Reconciliation to Generally Accepted Accounting Principles in Italy ("Italian GAAP")

      In order to comply with GAAP, certain adjustments are reflected in the financial statements which are not recorded in the Italian statutory financial statements.

      As of December 31, 1997, 1996 and 1995 these adjustments, which principally related to the application of SFAS 109 and to a different treatment of costs sustained when the Company was in the "development stage", are summarized as follows:

                                                           December 31,
                                                --------------------------------
                                                  1997        1996        1995
NET LOSS
Net loss for the year, as reported              (91.969)   (438.971)   (225.064)
Tax on common stock subscriptions
  capitalized as an intangible asset
  under Italian GAAP                             (2.892)     (2.892)     (1.592)
Net change in start-up costs capitalized
  under Italian GAAP                            (38.061)      3.938     130.863
Net change of advertising costs
  capitalized under Italian GAAP                   (101)     38.786      15.821
Concession and accessory charges
  amortization                                    6.768       6.926     (48.176)
Deferred income taxes: SFAS 109 application     (13.900)   (196.800)         --
                                               --------    --------    --------
Net adjustments                                 (48.186)   (150.042)     96.916
                                               --------    --------    --------
Net loss under Italian GAAP                    (140.155)   (589.013)   (128.148)
                                               ========    ========    ========

      The reconciliation of stockholders' equity as of December 31, 1997, 1996 and 1995 is as follows:

                                                         December 31,
                                             ----------------------------------
                                               1997         1996         1995
STOCKHOLDERS' EQUITY
Stockholders' equity, as reported             651.192      741.309      535.640
Tax on common stock subscriptions
  capitalized as an intangible asset
  under Italian GAAP                            6.289        9.180        5.573
Net book value of start-up costs
  capitalized under Italian GAAP              125.220      163.281      159.343
Net book value of advertising costs
  capitalized under Italian GAAP               54.505       54.607       15.821
Concession and accessory charges
  amortization                                (34.482)     (41.250)     (48.176)
Deferred income taxes: SFAS 109
  application                                (210.700)    (196.800)          --
                                             --------     --------     --------
Net adjustments                               (59.168)     (10.982)     132.561
                                             --------     --------     --------
Stockholders' equity under
   Italian GAAP                               592.024      730.327      668.201
                                             ========     ========     ========

                       [LETTERHEAD OF COOPERS & LYBRAND]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Omnitel Sistemi Radiocellulari Italiani S.p.A.


We have audited the accompanying balance sheets of Omnitel Sistemi Radiocellulari Italiani S.p.A. ("the Company") as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                             COOPERS & LYBRAND S.p.A.

Milan, Italy
March 25, 1998

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                              Statements of Income
               (in millions of Italian Lira except per share data)

                                                     For the years ended
                                                         December 31,
                                              --------------------------------
                                                 1997        1996        1995
Income                                              --          --          75
Operating expenses:
     - third parties                            (1.567)     (1.210)     (1.455)
     - related parties                            (200)         --         (24)
Equity loss in Omnitel Pronto Italia S.p.A     (63.132)   (311.032)   (160.331)
                                              --------    --------    --------

Operating loss                                 (64.899)   (312.242)   (161.735)
                                              --------    --------    --------

Other expenses, net                                (48)         --          --
Interest income, net                               831         838       1.400
                                              --------    --------    --------

Net loss                                       (64.116)   (311.404)   (160.335)
                                              ========    ========    ========

Basic and Diluted loss per common share            (85)       (471)       (337)
                                              ========    ========    ========

Weighted average number of common
shares outstanding                                 758         661         475
                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                                 Balance Sheets
                          (in millions of Italian Lira)

ASSETS                                                   December 31,
                                                      -----------------
                                                        1997      1996
Cash and cash equivalents (Note 3)                     11.769    13.519
Receivables from related parties (Note 8)                  --        90
Other current assets                                      842       876
                                                      -------   -------

Total current assets                                   12.611    14.485
                                                      -------   -------

Investment in Omnitel Pronto Italia S.p.A. (Note 4)   455.834   518.916
                                                      -------   -------

Total non-current assets                              455.834   518.916
                                                      -------   -------

Total assets                                          468.445   533.401
                                                      =======   =======


                                   "continued"
   The accompanying notes are an integral part of these financial statements.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                                 Balance Sheets
               (in millions of Italian Lira except per share data)

                                   "continued"

LIABILITIES AND STOCKHOLDERS' EQUITY                      December 31,
                                                     --------------------
                                                       1997        1996
Accounts payable                                          151         141
Due to related parties (Note 8)                           200         214
Other current liabilities (Note 5)                        845       1.681
                                                     --------    --------

Total current liabilities                               1.196       2.036
                                                     --------    --------

Deposit payable (Note 6)                                   90          90
                                                     --------    --------

Total liabilities                                       1.286       2.126
                                                     --------    --------

Commitments and contingencies (Note 9)

Common stock (No. 757,500,000, par value Lit
  1,000 authorized issued and outstanding)            757.500     757.500
Additional paid-in capital                            282.500     282.500
Accumulated deficit                                  (572.841)   (508.725)
                                                     --------    --------

Total stockholders' equity                            467.159     531.275
                                                     --------    --------

Total liabilities and stockholders' equity            468.445     533.401
                                                     ========    ========


   The accompanying notes are an integral part of these financial statements.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                            Statements of Cash Flows
                          (in millions of Italian Lira)

                                                                      For the years ended
                                                                          December 31,
                                                                --------------------------------
                                                                  1997        1996        1995
Cash flows from operating activities:
Net loss                                                         (64.116)   (311.404)   (160.335)

Adjustment to reconcile net loss to net cash
(used in) provided by operating activities:
Equity loss in Omnitel Pronto Italia S.p.A                        63.132     311.032     160.331

Changes in operating assets and liabilities:
  Decrease in receivables from related parties                        90           8      21.313
  Decrease (Increase) in other current assets                         34        (239)       (194)
  Increase (Decrease)  in accounts payable                            10          87        (906)
  (Decrease) Increase in other current liabilities                  (836)       (222)        477
  (Decrease) Increase in due to related parties                      (14)        178      (9.239)
                                                                --------    --------    --------

          Net cash (used in) provided by operating activities     (1.700)       (560)     11.447
                                                                --------    --------    --------

 Cash flows from investing activities:
  Increase in investment in Omnitel Pronto Italia S.p.A              (50)   (455.000)   (280.000)
  Increase in deposit payable                                         --          90          --
                                                                --------    --------    --------

          Net cash used in investing activities                      (50)   (454.910)   (280.000)
                                                                --------    --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              --     465.000     275.000
  Tax on issuance of common stock                                     --      (4.643)     (2.747)
                                                                --------    --------    --------

          Net cash provided by financing activities                   --     460.357     272.253
                                                                --------    --------    --------

(Decrease) Increase in cash and cash equivalents                  (1.750)      4.887       3.700

Cash and cash equivalents at the beginning of the year            13.519       8.632       4.932
                                                                --------    --------    --------

Cash and cash equivalents at the end of the year                  11.769      13.519       8.632
                                                                ========    ========    ========

Supplemental disclosures of Cash Flows information:
Cash paid for interest                                                --          --           2
                                                                ========    ========    ========

 Income taxes                                                         --          --          --
                                                                ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                  Statements of Changes in Stockholders' Equity
                          (in millions of Italian Lira)

                                                  Additional
                                       Common      paid-in     Accumulated
                                        stock      capital       deficit        Total

Balance as of December 31, 1994        300.000           --      (29.596)      270.404

   Issuance of common stock:
     January 26, 1995                  175.000           --           --       175.000
     September  29, 1995                50.000       50.000           --       100.000

  Tax on issuance of common stock           --           --       (2.747)       (2.747)

  Net loss for the year                     --           --     (160.335)     (160.335)
                                      --------     --------     --------      --------

Balance as of December 31, 1995        525.000       50.000     (192.678)      382.322
  Issuance of common stock:
   January 30, 1996                     52.500       52.500           --       105.000
   March 28, 1996                       52.500       52.500           --       105.000
   July 5, 1996                         52.500       52.500           --       105.000
   September 5, 1996                    40.000       40.000           --        80.000
   September 30, 1996                   35.000       35.000           --        70.000
Tax on issuance of common stock             --           --       (4.643)       (4.643)

  Net loss for the year                     --           --     (311.404)     (311.404)
                                      --------     --------     --------      --------

Balance as of December 31, 1996        757.500      282.500     (508.725)      531.275
  Net loss for the year                     --           --      (64.116)      (64.116)
                                      --------     --------     --------      --------
Balance as of December 31, 1997        757.500      282.500     (572.841)      467.159
                                      ========     ========     ========      ========


   The accompanying notes are an integral part of these financial statements.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

1. Description and ownership of the business

      Omnitel Sistemi Radiocellulari Italiani S.p.A. (the "Company" or "Omnitel S.R.I.") was established on June 19, 1990 with the objective of operating cellular telephone networks.

      The Company owns a 70% interest in Omnitel Pronto Italia S.p.A. ("OPI"). The remaining 30% interest is held by Pronto Italia S.p.A. ("P.I."). OPI was awarded a fifteen year license to operate a cellular telephone system based on the GSM (Global System for Mobile Communications) standard in Italy, effective from February 1, 1995. OPI began generating revenues from operations at the end of 1995, following the launch of operational service on December 7, 1995. In 1997, OPI has become fully operational from a commercial standpoint and is continuing the construction of its cellular telephone network.

      Although the Company owns 70% of the shares of OPI, both the statutes of OPI and the stockholders' agreement between Omnitel S.R.I. and P.I. stipulate significant restrictions on the Company's ability to control OPI. Among the restrictions are the requirements that members of the Board of Directors, designated by other stockholders, must approve any changes in OPI's corporate purpose, management, auditors, issuance or redemption of stock, payment of dividends, and annual budget. In addition, transactions not included in the annual budget and exceeding certain immaterial amounts regarding the purchase of assets, the assumption of debt, the subjection of OPI's assets to liens or pledges, the extension of guarantees to third parties and the acceptance of any terms and conditions necessary to obtain or renew a license, require approval by members of the Board of Directors designated by other stockholders. Consequently, OPI is accounted for on an equity basis.

      OPI must comply with certain service standards, territorial coverage requirements, and other conditions contained in its Italian cellular cencession. The failure to meet these requirements could result loss of the concession.

      In 1997, Ing. C. Olivetti S.p.A. transferred all its shares of Omnitel S.R.I. to the newly incorporated Olivetti Mobile Telephony Services B.V. ("O.M.T.S."). On December 12, 1997, Ing. C. Olivetti S.p.A. sold to Mannesmann 25% of the shares of O.M.T.S., which resulted in O.M.T.S. changing its name to OliMan Holding B.V..

      As of December 31, 1997, the Company's stockholders are OliMan Holding B.V., Bell Atlantic International Inc., Cellular Communication International Inc., Telia International AB and Lehman Brothers Holding Inc..

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

1. Description and ownership of the business, continued

      In accordance with Italian law, the Company financial statements must be approved at the annual stockholders' meeting. The financial statements for 1997 have not yet been approved.

2. Summary of significant accounting policies

      The following is a summary of the most significant accounting policies used by the Company to prepare the financial statements.

      2.1 Basis of presentation and preparation of financial statements

            The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("US GAAP") requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            In order to conform with US GAAP, certain adjustments need to be recorded in the financial statements, which may or may not be recorded in the Italian books of account. These adjustments relate primarily to the equity basis of accounting for the investment in OPI (see Note 10).

      2.2 Cash and cash equivalents

            The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.

            Short-term securities held under purchase and resale agreements ("Repos") are valued at cost plus the accrued difference between the purchase and resale price matured as of the balance sheet date. The related income is classified as interest income.

      2.3 Receivables and payables

            Receivables and payables are reflected at their stated value. Receivables are reduced to their expected realizable value by an allowance for doubtful accounts.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

      2.3 Receivables and payables, continued

            Receivables and payables denominated in foreign currencies are stated using the year-end exchange rates. The resulting gains or losses are recorded in the statement of income.

      2.4 Income taxes

            The Company is subject to income taxes in the Republic of Italy.

            Deferred income tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

      2.5 Purchase of OPI forfeited stock warrants

            The Company purchases 70% of OPI's stock warrants that are forfeited by employees of OPI. The price paid for the warrant is equal to the original grant date price plus accrued interest. The amount paid is charged directly to the equity investment in OPI.

      2.6 New accounting pronouncements

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted for all financial statements issued for periods ending after December 15, 1997. SFAS 128 redefines the principles for calculating earnings per share ("EPS") and requires presentation of Basic EPS and Diluted EPS for those entities with complex capital structures. SFAS 128 also requires that all prior period earnings per share data presented with the current year's data is restated in accordance with the new provisions. The adoption of SFAS 128 had no effect upon the current year's or the prior years' earnings per share data.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

      3. Cash and cash equivalents

            Cash and cash equivalents consist of:


                                                            December 31,
                                                      ----------------------
                                                         1997        1996
            Cash and bank balances                           168         423
            Italian Government bonds                      11.601      13.096
                                                      ----------  ----------
            Total                                         11.769      13.519
                                                      ==========  ==========

            The Italian government bonds are subject to purchase and resale agreements, which provide that the Company resell them at pre-determined prices.



      4. Investments

            The movements in the investment in OPI during 1997 and 1996 were as follows:

                                                         1997         1996
                                                      ----------   ----------

            Balance as of January 1                      518.916      374.948
               Increase in common stock of OPI
                 and additional paid-in capital               --      455.000
               Stock option subscription                      50           --
               Equity loss in OPI for the year           (63.132)    (311.032)
                                                      ----------   ----------
            Balance as of December 31                    455.834      518.916
                                                      ==========   ==========

            As of December 31, 1997 and 1996 the Company held 735,000,000 shares of OPI representing 70% of the outstanding common stock.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

      4. Investments, continued

            The following is a summary of the financial information of OPI for the twelve months ended December 31, 1997, 1996 and 1995:

                                                           December 31,
                                              ------------------------------------
                                                  1997         1996         1995

            Total operating revenues           1.835.285      753.542       49.018
            Operating expenses                (1.534.666)  (1.090.804)    (245.234)
            Depreciation and amortization       (305.251)    (203.457)     (35.869)
            Interest (expenses) income, net     (131.747)     (95.052)       7.021
            Other income, net                     30.510           --           --
            Income tax benefit                    13.900      196.800           --
                                              ----------   ----------   ----------
            Net loss                             (91.969)    (438.971)    (225.064)
                                              ==========   ==========   ==========

            Omnitel S.R.I. - 70% share of
                OPI's net loss                   (64.378)    (307.280)    (157.545)
            70% share of forfeited OPI
                stock warrants                       (50)          --           --
            70% share of OPI stock option
                warrants granted                   1.296          798           --
            70% share of tax on OPI common
                stock subscription                    --       (4.550)      (2.786)
                                              ----------   ----------   ----------

            Equity loss in OPI for the year      (63.132)    (311.032)    (160.331)
                                              ==========   ==========   ==========

            The following is a summary of financial information of OPI as of December 31, 1997 and 1996:

                                     December 31,
                                --------------------
                                   1997       1996
            Current assets        922.707    454.756
            Non current assets  2.340.027  2.138.015
                                ---------  ---------

            Total assets        3.262.734  2.592.771
                                =========  =========

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

      4. Investments, continued

                                                          December 31,
                                                      --------------------
                                                         1997       1996
            Current liabilities                       1.070.663    849.936
            Non current liabilities                   1.540.879  1.001.526
                                                      ---------  ---------
            Total liabilities                         2.611.542  1.851.462
                                                      =========  =========

            Net assets                                  651.192    741.309
                                                      =========  =========

            Omnitel S.R.I. 70% share of OPI's equity    455.834    518.916
                                                      =========  =========

      5. Other current liabilities

            Other current liabilities consist of:

                                                   December 31,
                                               ------------------
                                                1997       1996

            Tax on issuance of common stock         --      1.500
            Tax on stockholders' equity            832        138
            Other                                   13         43
                                               -------    -------
                                                   845      1.681
                                               =======    =======

      6. Deposit payable

            On September 18, 1996, the Company signed an agreement with a former employee of OPI and member of the Board of Directors of Omnitel S.R.I., giving him an option to buy from Omnitel S.R.I. 262,500 shares of OPI at a price of Lit. 5,500 per share. The cost of the option was Lit. 90 million and will be exercisable in July 2000.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

      7. Income taxes

            No provision for current income taxes has been made as the Company is in a tax loss position.

            Significant components of the Company's deferred tax accounts are as follows:

                                              December 31,
                                       -----------------------
                                          1997          1996
            Deferred tax assets          234.287       268.386
            Valuation allowance         (234.287)     (268.386)
                                       ---------     ---------
            Net deferred tax assets           --            --
                                       =========     =========

            The deferred tax assets of Lit. 234,287 million and Lit. 268,386 million relate principally to temporary differences arising from the adjustment of the investment in OPI to the equity method for financial reporting purposes, but not for fiscal purposes.

            A full valuation allowance has been provided at December 31, 1997 and 1996 as it is not more likely than not that a portion of these assets will be realized.

      8. Related party transactions

            The Company does not have its own personnel, thus personnel of OPI are utilized. For the year ended December 31, 1997, costs charged by OPI to the Company amounted to Lit. 200 million.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

      8. Related party transactions, continued

            Amounts due from (to) related parties are as follows:

                                                                 December 31,
                                                            ---------------------
                                                              1997         1996
            Amounts due from related parties:
               Cellular Communication International Inc.          --           30
               Telia International                                --           30
               Bell Atlantic International Inc.                   --           30
                                                            --------     --------
                                                                  --           90
                                                            ========     ========

            Amounts due to related parties:
               OPI                                              (200)          --
               Ing. C. Olivetti S.p.A                             --         (203)
               Other                                              --          (11)
                                                            --------     --------
                                                                (200)        (214)
                                                            ========     ========

      9. Commitments and contingencies

            As required by the terms of OPI's cellular concession, Banca Commerciale Italiana has issued a guarantee to the Ministry of Communications on behalf of OPI for Lit. 219.4 billion. The Company has provided a counter guarantee to Banca Commerciale Italiana in the amount of Lit. 153.6 billion.

            On October 2, 1997 the Board of Directors approved to make available to OPI a subordinated credit facility of Lit. 70 billion, when OPI's indebtedness amounts to Lit. 2,200 billion or in any event of default of OPI under the facility.

            The Company has committed to purchase 70% of OPI's forfeited stock warrants granted to OPI executives in connection with OPI's stock option plan.

                 Omnitel Sistemi Radiocellulari Italiani S.p.A.


                        Notes to the financial statements
              (in millions of Italian Lira unless otherwise stated)

      10. Reconciliation to Generally Accepted Accounting Principles in Italy ("Italian GAAP")

            In order to conform with US GAAP, certain adjustments are reflected in the financial statements, which are not recorded in the Italian statutory financial statements.

            As of December 31, 1997, 1996 and 1995 these adjusments, which principally related to equity basis accounting for the investment in OPI, are summarized as follows:

                                                                       December 31,
                                                        ----------------------------------------
                                                            1997           1996           1995
            NET LOSS
               Net loss for the year, as reported          (64.116)      (311.404)      (160.335)
               Tax on common stock subscriptions
                  capitalized as an intangible asset
                  under Italian GAAP                        (2.072)        (2.072)        (1.143)

               Loss on investment in OPI                    63.132        311.032        160.331
                                                        ----------     ----------     ----------
            Net adjustments                                 61.060        308.960        159.188
                                                        ----------     ----------     ----------
            Net loss under Italian GAAP                     (3.056)        (2.444)        (1.147)
                                                        ==========     ==========     ==========

            STOCKHOLDERS' EQUITY
               Stockholders' equity, as reported           467.159        531.275        382.322
               Tax on common stock subscriptions
                  capitalized as an intangible asset
                  under Italian GAAP                         4.478          6.551          3.980
               Loss on investment in OPI                   559.328        496.196        185.164
                                                        ----------     ----------     ----------
            Net adjustments                                563.806        502.747        189.144
                                                        ----------     ----------     ----------
            Stockholders' equity under
               Italian GAAP                              1.030.965      1.034.022        571.466
                                                        ==========     ==========     ==========