Form 10-Q
period 1998-03-31
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1998-05-15
CIK 870762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 0-19363
                    ------------------------------------------------------------

                   CELLULAR COMMUNICATIONS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3221852
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

110 East 59th Street, New York, New York                   10022
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

                               Yes  X  No
                                   ---    ---

The number of shares outstanding of the issuer's common stock as of March 31, 1998 was 10,997,868 (16,496,802 as adjusted for the three-for-two stock split on April 14, 1998).

          Cellular Communications International, Inc. and Subsidiaries

                                      Index




PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997 ..............................   2

         Condensed Consolidated Statements of Operations -
         Three months ended March 31, 1998 and 1997 ........................   3

         Condensed Consolidated Statement of Shareholders'
         (Deficiency) - Three months ended March 31, 1998 ..................   4

         Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1998 and 1997 ........................   5

         Notes to Condensed Consolidated Financial Statements ..............   6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ................................  12

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ..................................  17

SIGNATURES..................................................................  18
----------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          Cellular Communications International, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                      MARCH 31,       DECEMBER 31,
                                                                        1998              1997
                                                                  -------------------------------
                                                                     (unaudited)       (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                      $  116,775,000    $  59,256,000
   Marketable securities                                               5,004,000       24,871,000
   Other                                                                 197,000           21,000
                                                                  -------------------------------
Total current assets                                                 121,976,000       84,148,000

Investment in Omnitel                                                 55,388,000       52,151,000
Equipment, net of accumulated depreciation of
   $41,000 (1998) and $40,000 (1997)                                           -            1,000
Deferred financing costs, net of accumulated amortization
   of $599,000 (1998) and $2,828,000 (1997)                            8,808,000        4,414,000
                                                                  -------------------------------
Total assets                                                      $  186,172,000    $ 140,714,000
                                                                  ===============================


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
   Accounts payable                                               $      226,000    $     126,000
   Accrued expenses                                                    1,486,000          509,000
   Taxes payable                                                       1,453,000        1,452,000
   Due to NTL Incorporated                                               344,000           69,000
                                                                  -------------------------------
Total current liabilities                                              3,509,000        2,156,000

Long-term debt                                                       280,403,000      197,327,000

Commitments and contingent liabilities

Shareholders' (deficiency):
   Series preferred stock - $.01 par value; authorized
     2,500,000 shares, outstanding none                                        -                -
   Common stock - $.01 par value; authorized 25,000,000
     shares; issued and outstanding 16,497,000 (1998) and
     16,359,000 (1997) shares                                            165,000          164,000
   Additional paid-in capital                                         30,668,000       29,821,000
   (Deficit)                                                        (128,573,000)     (88,754,000)
                                                                  -------------------------------
                                                                     (97,740,000)     (58,769,000)
                                                                  -------------------------------
Total liabilities and shareholders' (deficiency)                  $  186,172,000    $ 140,714,000
                                                                  ===============================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                      ---------------------------------
                                                            1998                1997
                                                      ---------------------------------

Equity in net income (loss) of Omnitel                $   3,410,000       $  (7,137,000)

Costs and expenses:
   General and administrative expenses                      563,000           1,094,000
   Depreciation expense                                       1,000               5,000
   Amortization of investment in joint venture              173,000             172,000
                                                      ---------------------------------
                                                            737,000           1,271,000
                                                      ---------------------------------
Operating income (loss)                                   2,673,000          (8,408,000)

Other income (expense):
   Interest income and other, net                         1,207,000           1,010,000
   Interest expense                                      (7,193,000)         (6,336,000)
   Foreign currency transaction gains                     1,560,000                   -
                                                      ---------------------------------
(Loss) before extraordinary item                         (1,753,000)        (13,734,000)
Loss from early extinguishment of debt                  (38,066,000)                  -
                                                      ---------------------------------
Net (loss)                                            $ (39,819,000)      $ (13,734,000)
                                                      =================================

Basic and diluted net (loss) per common share:
   (Loss) before extraordinary item                   $        (.11)      $        (.85)
   Extraordinary item                                         (2.32)                  -
                                                      ---------------------------------
Net (loss)                                            $       (2.43)      $        (.85)
                                                      =================================


See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
         Condensed Consolidated Statement of Shareholders' (Deficiency)
                                   (Unaudited)


                                                    COMMON STOCK               ADDITIONAL
                                            ----------------------------        PAID-IN
                                                SHARES         AMOUNT           CAPITAL           (DEFICIT)
                                            ------------------------------------------------------------------
Balance at December 31, 1997                  16,359,000     $ 164,000         $ 29,821,000     $  (88,754,000)
Exercise of stock options                        136,000         1,000              806,000
Exercise of warrants                               2,000             -               41,000
Net (loss) for the three months ended
   March 31, 1998                                                                                  (39,819,000)
                                            ------------------------------------------------------------------
Balance at March 31, 1998                     16,497,000     $ 165,000         $ 30,668,000     $ (128,573,000)
                                            ==================================================================

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                     -----------------------------------
                                                                           1998                 1997
                                                                     -----------------------------------
OPERATING ACTIVITIES
Net (loss)                                                           $ (39,819,000)        $ (13,734,000)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating activities:
     Equity in net income (loss) of Omnitel                             (3,410,000)            7,137,000
     Depreciation and amortization expense                                 174,000               177,000
     Loss from early extinguishment of debt                             38,066,000                     -
     Foreign currency transaction gains                                 (1,560,000)                    -
     Accretion of original issue discount                                6,403,000             5,763,000
     Accretion of interest on marketable securities                       (103,000)             (577,000)
     Amortization of deferred financing costs charged
       to interest expense                                                 359,000               309,000
     Amortization of debt discount                                         259,000               264,000
     Changes in operating assets and liabilities:
       Other current assets                                               (176,000)             (210,000)
       Accounts payable                                                   (120,000)              (40,000)
       Accrued expenses                                                    216,000                82,000
       Taxes payable                                                         1,000                 5,000
       Due to NTL Incorporated                                             275,000               142,000
                                                                     -----------------------------------
Net cash provided by (used in) operating activities                        565,000              (682,000)
                                                                     -----------------------------------

INVESTING ACTIVITIES
Purchase of marketable securities                                       (5,000,000)          (63,038,000)
Proceeds from sale of marketable securities                             24,970,000            45,341,000
                                                                     -----------------------------------
Net cash provided by (used in) investing activities                     19,970,000           (17,697,000)
                                                                     -----------------------------------

FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs                       238,179,000                     -
Purchase of Senior Discount Notes                                     (202,043,000)              (45,000)
Exercise of stock options and warrants                                     848,000                30,000
                                                                     -----------------------------------
Net cash provided by (used in) financing activities                     36,984,000               (15,000)
                                                                     -----------------------------------
Increase (decrease) in cash and cash equivalents                        57,519,000           (18,394,000)
Cash and cash equivalents at beginning of period                        59,256,000            46,759,000
                                                                     -----------------------------------
Cash and cash equivalents at end of period                           $ 116,775,000          $ 28,365,000
                                                                     ===================================

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

NOTE A - BASIS OF PREPARATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Net (loss) per share is computed based on the weighted average number of common shares outstanding of 16,420,000 and 16,067,000 for the three months ended March 31, 1998 and 1997, respectively. Stock options, warrants and the shares issuable upon conversation of notes are excluded as their effect would be antidilutive.

In March 1998, the Company issued debt denominated in ECU's. Interest expense has been translated using the average exchange rate for the period and the debt balance has been translated using the current exchange rate at the balance sheet date. Foreign currency gains and losses arising from exchange rate fluctuations are included in the results of operations.

NOTE B - INVESTMENT IN OMNITEL

The investment in Omnitel consists of the following:

                                                MARCH 31,          DECEMBER 31,
                                                  1998                 1997
                                             ----------------------------------
                                              (unaudited)

   Capital contributions                     $  96,805,000        $  96,805,000
   Capitalized costs including interest          9,725,000            9,725,000
   Equity in accumulated net loss              (49,018,000)         (52,428,000)
                                             ----------------------------------
                                                57,512,000           54,102,000
   Accumulated amortization                     (2,124,000)          (1,951,000)
                                             ----------------------------------
                                             $  55,388,000        $  52,151,000
                                             ==================================

In March 1994, the Omnitel-Pronto Italia ("OPI") consortium in which Omnitel holds a 70% interest was selected as the second GSM cellular telephone licensee in Italy. The Company, through its 14.667% ownership interest in Omnitel, holds an indirect 10.267% interest in OPI.

The following financial information of Omnitel and OPI is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is reflected in U.S. dollars; the balance sheet information has been translated at the exchange rate on the balance sheet date (1,821.25 (1998) and 1,767.00 (1997) lire = $1.00) and the statement of operations information has been translated at the average exchange rate for the period (1,791.70 (1998) and 1,638.04 (1997) lire = $1.00).

          Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (continued)

NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following  summarizes the assets,  liabilities and  stockholders'  equity of
Omnitel:

                                                 MARCH 31,         DECEMBER 31,
                                                   1998                1997
                                              ---------------------------------
                                                (unaudited)
  ASSETS
    Current assets                            $   6,967,000       $   7,137,000
    Investment in OPI                           273,161,000         257,971,000
                                              ---------------------------------
                                              $ 280,128,000       $ 265,108,000
                                              =================================

  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities                       $     701,000       $     677,000
    Other liabilities                                49,000              51,000
    Stockholders' equity                        279,378,000         264,380,000
                                              ---------------------------------
                                              $ 280,128,000       $ 265,108,000
                                              =================================

The following summarizes the unaudited results of operations of Omnitel:

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                              ---------------------------------
                                                   1998                 1997
                                              ---------------------------------

  Revenues                                    $           -       $           -
  Costs and expenses                                (98,000)           (220,000)
  Equity in net income (loss) of OPI             23,252,000         (48,584,000)
                                              ---------------------------------
  Operating income (loss)                        23,154,000         (48,804,000)
  Interest income, net                               97,000             143,000
                                              ---------------------------------
  Net income (loss)                           $  23,251,000       $ (48,661,000)
                                              =================================

          Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following  summarizes the assets,  liabilities and  stockholders'  equity of
OPI:

                                                MARCH 31,          DECEMBER 31,
                                                  1998                 1997
                                           ------------------------------------
                                              (unaudited)
  ASSETS
    Current assets                         $   535,910,000      $   522,188,000
    Property, plant and equipment, net         811,824,000          782,129,000
    Intangible assets, net                     452,132,000          472,918,000
    Deferred tax asset                          19,986,000           32,088,000
    Other                                       39,075,000           37,158,000
                                           ------------------------------------
                                           $ 1,858,927,000      $ 1,846,481,000
                                           ====================================


  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities                    $   622,322,000      $   605,919,000
    Long-term debt                             829,661,000          855,134,000
    Other liabilities                           16,714,000           16,898,000
    Stockholders' equity                       390,230,000          368,530,000
                                           ------------------------------------
                                           $ 1,858,927,000      $ 1,846,481,000
                                           ====================================

The following summarizes the unaudited results of operations of OPI:

                                                 THREE MONTHS ENDED MARCH 31
                                           ------------------------------------
                                                1998                   1997
                                           ------------------------------------

  Revenues                                 $ 422,082,000          $ 175,175,000

  Costs and expenses                         291,676,000            203,701,000
  Depreciation and amortization               51,169,000             40,376,000
                                           ------------------------------------
                                             342,845,000            244,077,000
                                           ------------------------------------
  Operating income (loss)                     79,237,000            (68,902,000)
  Interest (expense), net                    (15,347,000)           (18,403,000)
  Income tax (provision) benefit             (30,673,000)            17,899,000
                                           ------------------------------------
  Net income (loss)                        $  33,217,000          $ (69,406,000)
                                           ====================================

          Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following financial information of OPI is prepared in accordance with U.S. GAAP and is reflected in Italian lire.

The following  summarizes the assets,  liabilities and  stockholders'  equity of
OPI:

                                             MARCH 31,         DECEMBER 31,
                                               1998                1997
                                            -----------------------------
                                            (unaudited)
                                                 (in millions of lire)
ASSETS
  Current assets                              976,026             922,707
  Property, plant and equipment, net        1,478,535           1,382,022
  Intangible assets, net                      823,445             835,646
  Deferred tax asset                           36,400              56,700
  Other                                        71,166              65,659
                                            -----------------------------
                                            3,385,572           3,262,734
                                            =============================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities                       1,133,403           1,070,663
  Long-term debt                            1,511,021           1,511,021
  Other liabilities                            30,441              29,858
  Stockholders' equity                        710,707             651,192
                                            -----------------------------
                                            3,385,572           3,262,734
                                            =============================

The following summarizes the unaudited results of operations of OPI:

                                             THREE MONTHS ENDED MARCH 31
                                            -----------------------------
                                              1998                 1997
                                            -----------------------------
                                                 (in millions of lire)

Revenues                                    756,244               286,943

Costs and expenses                          522,596               333,670
Depreciation and amortization                91,679                66,137
                                            -----------------------------
                                            614,275               399,807
                                            -----------------------------
Operating income (loss)                     141,969              (112,864)
Interest (expense), net                     (27,498)              (30,145)
Income tax (provision) benefit              (54,956)               29,320
                                            -----------------------------
Net income (loss)                            59,515              (113,689)
                                            =============================

          Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (continued)


NOTE C - LONG-TERM DEBT

Long-term debt consists of:

                                                     MARCH 31,     DECEMBER 31,
                                                        1998           1997
                                                  -----------------------------
                                                   (unaudited)
13-1/4% Senior Discount Notes ("13-1/4% Notes")   $  36,214,000   $ 201,095,000
Unamortized discount                                   (604,000)     (3,768,000)
                                                  -----------------------------
                                                     35,610,000     197,327,000
9-1/2% Senior Discount Notes ("9-1/2% Notes")       158,543,000               -
6% Convertible Subordinated Notes
  ("Convertible Notes")                              86,250,000               -
                                                  -----------------------------
                                                  $ 280,403,000   $ 197,327,000
                                                  =============================

In February 1998, the Company offered to purchase for cash all of the outstanding 13-1/4% Notes at the accreted value of $869.12 per $1,000 principal amount. In March 1998, upon the expiration of the offer, $232,469,000 principal amount at maturity (book value of $167,829,000) of 13-1/4% Notes were tendered and the Company paid approximately $202,043,000. The Company recorded an extraordinary loss from the early extinguishment of debt of $38,066,000 as a result of this transaction, including the write-off of unamortized deferred financing costs of $3,392,000. The original issue discount of the remaining 13-1/4% Notes accretes at a rate of 13-1/4%, compounded semiannually, to an aggregate principal amount of $49,032,000 by August 15, 2000.

In March  1998,  the Company  issued ECU  235,000,000  ($252,978,000)  aggregate principal amount of 9-1/2% Senior Discount Notes due 2005 and $86,250,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005. The 9-1/2% Notes were issued at a price to the public of 62.455% or ECU 146,769,000 ($159,553,000 on the date of issuance). The Company received net proceeds of ECU 142,366,000 ($154,766,000 on the date of issuance) and $83,447,000 after discounts and commissions from the issuance of the 9-1/2% Notes and the Convertible Notes, respectively. Discounts, commissions and other fees incurred of $8,145,000 were included in deferred financing costs. The Company used most of the proceeds to repurchase approximately 82% of its 13-1/4% Notes.

          Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (continued)


NOTE C - LONG-TERM DEBT (CONTINUED)

The original issue discount of the 9-1/2% Notes accretes at a rate of 9-1/2% compounded semiannually, to an aggregate principal amount of ECU 235,000,000 ($252,978,000) by April 1, 2003. Interest will thereafter accrue at 9-1/2% per annum, payable semiannually beginning on October 1, 2003. The 9-1/2% Notes are unsecured obligations of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company and the Company's subsidiaries. The 9-1/2% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2002 at a redemption price of 104.75% that declines annually to 100% in 2005, plus accrued and unpaid interest to the date of redemption. The Indenture governing the 9-1/2% Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and the issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

Interest payments on the Convertible Notes begin on October 1, 1998 and interest is payable every six months thereafter. The Convertible Notes mature on April 1, 2005. The Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $39.95 per share, subject to adjustment. There are approximately 2,159,000 shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 4, 2001 at a redemption price of 103.429% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

          Cellular Communications International, Inc. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997
------------------------------------------

Equity in net income (loss) of Omnitel increased to income of $3,410,000 from a loss of $7,137,000. The change is due to the change in Omnitel's share of OPI's net income (loss) to income of $23,252,000 from a loss of $48,584,000. OPI's net income (loss) changed to income of $33,217,000 from a loss of $69,406,000 as a result of a 164% increase in operating revenues with only a 54% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire). OPI reported that it had approximately 3,100,000 and 913,000 subscribers as of March 31, 1998 and 1997, respectively.

General and administrative expenses decreased to $563,000 from $1,094,000 primarily because CCII reduced its efforts to obtain new licenses.

Interest income and other, net increased to $1,207,000 from $1,010,000 primarily because of an increase in funds available for investment.

Interest expense increased to $7,193,000 from $6,336,000 due to the issuance of the 9-1/2% Notes and Convertible Notes in March 1998. This increase was offset by a decrease in interest expense due to the purchase of $232,469,000 principal amount at maturity of 13-1/4% Notes in March 1998.

Foreign currency transaction gains of $1,560,000 in 1998 are due to the issuance of new debt denominated in ECU's in March 1998 and favorable changes in the exchange rate subsequent to the issuance.

The Company recorded an extraordinary loss of $38,066,000 from the purchase of the 13-1/4% Notes.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs, interest and taxes, as well as capital to explore other opportunities that may arise. The Company has no material commitments for capital expenditures, except as described below. The Company expects that cash, cash equivalents and marketable securities on hand will be sufficient to meet all obligations of the Company at least through the next twelve months. Italian lire and ECU's have been translated solely for the convenience of the reader at an exchange rate of 1,753.60 lire and 1.107 ECU's per U.S. dollar, the Noon Buying Rates on May 11, 1998.

          Cellular Communications International, Inc. and Subsidiaries


As a result of the award of Italy's second GSM cellular license to OPI, OPI required capital to construct its cellular system and to fund its operations. OPI received capital contributions of 1,450 billion lire ($827 million) from its partners - 1,015 billion lire ($579 million) from Omnitel and 435 billion lire ($248 million) from Pronto Italia. Omnitel funded its share of OPI capital contributions plus its own capital needs through capital contributions from its shareholders of 1,040 billion lire ($593 million). The Company's total cumulative contribution to Omnitel is approximately 152.5 billion lire ($96.8 million at the exchange rates in effect at the time of each contribution). In addition, OPI originally arranged a syndicated bank loan facility for 1,800 billion lire ($1.03 billion). On August 29, 1997, OPI signed an Amended and Restated Facility Agreement which, among other things, provides for an increase in the facility of 1,000 billion lire ($570 million) from 1,800 billion lire to 2,800 billion lire ($1.6 billion). OPI also has a number of other credit and subordinated debt facilities totaling approximately 1,000 billion lire. As of March 31, 1998, OPI had approximately 1,600 billion lire ($912 million) available under its facilities.

On October 2, 1997, the Board of Directors of Omnitel approved a proposal to make available to OPI a subordinated credit facility of 70 billion lire ($40 million) as soon as OPI's indebtedness amounts to 2,200 billion lire ($1.3 billion) or in the event of default by OPI under the facility.

OPI has provided an approximate 219 billion lire ($125 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. There can be no assurance that OPI will be able to achieve all of its performance bond goals. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($13 million), reflecting its proportionate interest in OPI.

Omnitel has comitted to purchase 70% of OPI's forfeited stock warrants granted to OPI executives in connection with OPI's stock option plan. The warrants could be sold in the period between March 30, 2000 and March 31, 2001. On March 25, 1998, the Board of Directors of OPI approved a valuation of the warrants equal to lire 12.729, determined as if the purchase would take place on June 30, 1998.

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

In August 1995, the Company issued $281,571,000 aggregate principal amount at maturity of 13-1/4% Senior Discount Notes due 2000 and 422,356 warrants to purchase 475,573 shares of common stock.. The 13-1/4% Notes were issued at a price to the public of 52.783% or $148,622,000. In March 1998, pursuant to the Company's offer to purchase for cash all of the outstanding 13-1/4% Notes at the accreted value of $869.12 per $1,000 principal amount, $232,469,000 principal amount at maturity of 13-1/4% Notes were purchased for cash of approximately $202,043,000. The original issue discount of the remaining 13-1/4% Notes accretes at a rate of 13-1/4%, compounded semiannually, to an aggregate principal amount of $49,032,000 by August 15, 2000.

          Cellular Communications International, Inc. and Subsidiaries


In March  1998,  the Company  issued ECU  235,000,000  ($260,145,000)  aggregate principal amount of 9-1/2% Senior Discount Notes due 2005 and $86,250,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005. The 9-1/2% Notes were issued at a price to the public of 62.455% or ECU 146,769,000 ($159,553,000 on the date of issuance). The Company received net proceeds of ECU 142,366,000 ($154,766,000 on the date of issuance) and $83,447,000, after discounts and commissions, from the issuance of the 9-1/2% Notes and the Convertible Notes, respectively.

The original issue discount of the 9-1/2% Notes accretes at a rate of 9-1/2% compounded semiannually, to an aggregate principal amount of ECU 235,000,000 ($260,145,000) by April 1, 2003. Interest will thereafter accrue at 9-1/2% per annum, payable semiannually beginning on October 1, 2003. The 9-1/2% Notes are unsecured obligations of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company and the Company's subsidiaries. The 9-1/2% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2002 at a redemption price of 104.75% that declines annually to 100% in 2005, plus accrued and unpaid interest to the date of redemption. The Indenture governing the 9-1/2% Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and the issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

Interest payments on the Convertible Notes begin on October 1, 1998 and interest is payable every six months thereafter. The Convertible Notes mature on April 1, 2005. The Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $39.95 per share, subject to adjustment. There are approximately 2,159,000 shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 4, 2001 at a redemption price of 103.429% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

To the extent that the Company obtains financing in U.S. dollars and ECU's and the Company's future commitments to Omnitel are in Italian lire, it will encounter currency exchange rate risks. OPI's revenues are received in Italian lire and currently there are no foreign exchange controls in Italy. There can be no assurance that foreign exchange restrictions will not be introduced in the future.

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

          Cellular Communications International, Inc. and Subsidiaries


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

Because the Company does not expect significant cash flow for the foreseeable future, its ability to repay the remaining 13-1/4% Notes, the 9-1/2% Notes and the Convertible Notes at maturity will be dependent on developing one or more sources of cash at or prior to maturity. The Company may (i) seek to refinance all or a portion of the Notes at maturity through sales of additional debt or equity securities of the Company, (ii) if possible and subject to the appropriate consents and approvals and certain other limitations set forth in the OPI Agreement and the Omnitel Agreement, seek to sell all or a portion of its interest in Omnitel, (iii) negotiate with its partners to permit any cash produced by OPI to be distributed to equity holders rather than invested in the business and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the Notes. There can be no assurance that (i) there will be a market for the debt or equity securities of the Company in the future, (ii) the Company will be permitted to sell particular assets or be able to sell assets in a timely manner or on commercially acceptable terms or in an amount that (giving effect to the substantial corporate income taxes which could be due in the event of such a sale) will be sufficient to repay the Notes when due, (iii) the Company will be able to persuade its partners that cash generated by the operations of its affiliated entities should be distributed to equity holders (in fact, the Company expects that Omnitel and OPI will utilize all of their respective cash flow for debt repayment or internal development opportunities for the foreseeable future) or (iv) the Company will be able to locate and invest in companies that will be mature enough to make substantial cash distributions to investors prior to the maturity of the Notes.

Cash provided by operating activities was $565,000 in 1998 and cash used in operating activities was $682,000 in 1997. This change is primarily due to an increase in interest income and a decrease in general and administrative expenses. Cash provided by investing activities was $19,970,000 in 1998 as a result of purchases of marketable securities, net of proceeds from sales. Proceeds from borrowing, net of financing costs of $238,179,000 in 1998 is comprised of the proceeds from the issuance of the 9-1/2% Notes and the Convertible Notes of $245,803,000, net of financing costs paid of $7,624,000.

          Cellular Communications International, Inc. and Subsidiaries


YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. OPI has informed the Company that it is assessing both the internal readiness of its computer systems and the compliance of the computer systems of certain significant customers and vendors for handling the year 2000. OPI has informed the Company that it expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material adverse effect on OPI. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and OPI's inability to implement such changes could have an adverse effect on OPI. In addition, the failure of certain of OPI's significant customers and vendors to address the year 2000 issue could have a material adverse effect on OPI.

SAFE HARBOR  STATEMENT  UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM ACT OF
1995:

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Italy, industry trends, OPI's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

          Cellular Communications International, Inc. and Subsidiaries


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              27. Financial Data Schedule

         (b)  Reports on Form 8-K.

              During the quarter ended March 31, 1998, the Company filed the following current reports on Form 8-K:

              (i) Report dated February 23, 1998, reporting under Item 5, Other Events, that the Company has received consents from the holders of a majority of its outstanding 13-1/4% Senior Discount Notes due 2000.

              (ii) Report dated February 25, 1998, reporting under Item 5, Other Events, that the Company intended to complete a concurrent offering of EURO 138,000,000 (gross proceeds) (or approximately $150 million of gross proceeds) Senior Discount Notes due 2005 and $75,000,0000 Convertible Subordinated Notes due 2005.

              (iii) Report  dated March 9, 1998,  reporting  under Item 5, Other
                    Events, that the Company was extending its previously announced offer to purchase all of its outstanding 13-1/4% Senior Discount Notes due 2000 and that it was amending the minimum tender condition of the offer to reduce the minimum percentage of Senior Notes required to be validly tendered from 90% to 80%.

              (iv) Report dated March 11, 1998, reporting under Item 5, Other Events, that the Company priced a concurrent offering of Senior Notes due 2005 and Convertible Subordinated Notes due 2005.

              (v) Report dated March 18, 1998, reporting under Item 5, Other Events, that its previously announced offer to purchase all of its outstanding 13-1/4% Senior Discount Notes due 2000 expired on March 18, 1998 at 3:00 A.M. and that the Company accepted for payment $232,469,000 (82.58%) aggregate principal amount at maturity of Senior Notes.

              (vi) Report dated March 19, 1998, reporting under Item 5, Other Events, that its Board had declared a 3-for-2 stock split by way of stock dividend with respect to its Common Stock.

               No financial statements were filed with any of these reports.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CELLULAR COMMUNICATIONS INTERNATIONAL, INC.


Date:  May 13, 1998               By: /s/ Stanton N. Williams
                                      ------------------------------------------
                                      Stanton N. Williams
                                      Vice President and Chief Financial Officer


Date:  May 13, 1998               By: /s/ Gregg Gorelick
                                      ------------------------------------------
                                      Gregg Gorelick
                                      Vice President-Controller
                                      (Principal Accounting Officer)