Form 10-Q
period 1998-06-30
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1998-08-13
CIK 870762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

The number of shares outstanding of the issuer's common stock as of June 30, 1998 was 16,585,865.

          Cellular Communications International, Inc. and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                              Page
-------  ---------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997 .............................    2

         Condensed Consolidated Statements of Operations -
         Three and six months ended June 30, 1998 and 1997 ...............    3

         Condensed Consolidated Statement of Shareholders'
         (Deficiency) - Six months ended June 30, 1998 ...................    4

         Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 1998 and 1997 .........................    5

         Notes to Condensed Consolidated Financial Statements ............    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..............................   12

PART II. OTHER INFORMATION
-------- -----------------

Item 4.  Submission of Matters to a Vote of Security Holders .............   18

Item 6.  Exhibits and Reports on Form 8-K ................................   18

SIGNATURES ...............................................................   19
----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Cellular Communications International, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                      JUNE 30,           DECEMBER 31,
                                                                        1998                 1997
                                                                 ------------------------------------
                                                                    (unaudited)           (see note)

ASSETS
Current assets:
   Cash and cash equivalents                                     $   123,301,000       $   59,256,000
   Marketable securities                                                       -           24,871,000
   Other                                                                 126,000               21,000
                                                                 ------------------------------------
Total current assets                                                 123,427,000           84,148,000

Investment in Omnitel                                                 67,043,000           52,151,000
Equipment, net of accumulated depreciation of
   $41,000 (1998) and $40,000 (1997)                                           -                1,000
Deferred financing costs, net of accumulated amortization
   of $960,000 (1998) and $2,828,000 (1997)                            8,556,000            4,414,000
                                                                 ------------------------------------
Total assets                                                     $   199,026,000       $  140,714,000
                                                                 ====================================

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
   Accounts payable                                              $             -       $      126,000
   Accrued expenses                                                      360,000              509,000
   Interest payable                                                    1,466,000                    -
   Taxes payable                                                       1,447,000            1,452,000
   Due to NTL Incorporated                                                77,000               69,000
   Current portion of long-term debt                                  36,692,000                    -
                                                                 ------------------------------------
Total current liabilities                                             40,042,000            2,156,000

Long-term debt                                                       251,412,000          197,327,000

Commitments and contingent liabilities

Shareholders' (deficiency):
   Series preferred stock--$.01 par value; authorized
     2,500,000 shares, outstanding none                                        -                    -
   Common stock--$.01 par value; authorized 75,000,000
     shares; issued and outstanding 16,586,000 (1998)
     and 16,359,000 (1997) shares                                        166,000              164,000
   Additional paid-in capital                                         32,606,000           29,821,000
   (Deficit)                                                        (125,200,000)         (88,754,000)
                                                                 ------------------------------------
                                                                     (92,428,000)         (58,769,000)
                                                                 ------------------------------------
Total liabilities and shareholders' (deficiency)                 $   199,026,000       $  140,714,000
                                                                 ====================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30                                   JUNE 30
                                                       -------------------------------------------------------------------------
                                                            1998                1997                 1998                1997
                                                       -------------------------------------------------------------------------
Equity in net income (loss) of Omnitel                 $ 11,828,000        $ (1,475,000)       $  15,238,000       $  (8,612,000)

COSTS AND EXPENSES
General and administrative expenses                         609,000             753,000            1,172,000           1,847,000
Depreciation expense                                              -               5,000                1,000              10,000
Amortization of investment in joint venture                 173,000             173,000              346,000             345,000
                                                       -------------------------------------------------------------------------
                                                            782,000             931,000            1,519,000           2,202,000
                                                       -------------------------------------------------------------------------
Operating income (loss)                                  11,046,000          (2,406,000)          13,719,000         (10,814,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                            1,683,000           1,174,000            2,890,000           2,184,000
Interest expense                                         (6,774,000)         (6,545,000)         (13,967,000)        (12,881,000)
Foreign currency translation (losses)                    (2,582,000)                  -           (1,022,000)                  -
                                                       -------------------------------------------------------------------------
Income (loss) before extraordinary item                   3,373,000          (7,777,000)           1,620,000         (21,511,000)
Loss from early extinguishment of debt                            -                   -          (38,066,000)                  -
                                                       -------------------------------------------------------------------------
Net income (loss)                                      $  3,373,000        $ (7,777,000)       $ (36,446,000)      $ (21,511,000)
                                                       =========================================================================

Earnings per common share:
   Income (loss) before extraordinary item             $        .20        $       (.48)       $         .10       $       (1.34)
   Extraordinary item                                             -                   -                (2.31)                  -
                                                       -------------------------------------------------------------------------
Net income (loss)                                      $        .20        $       (.48)       $       (2.21)      $       (1.34)
                                                       =========================================================================

Earnings per common share-Assuming Dilution:
   Income (loss) before extraordinary item             $        .18        $       (.48)       $         .09       $       (1.34)
   Extraordinary item                                             -                   -                (2.08)                  -
                                                       -------------------------------------------------------------------------
Net income (loss)                                      $        .18        $       (.48)       $       (1.99)      $       (1.34)
                                                       =========================================================================

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
         Condensed Consolidated Statement of Shareholders' (Deficiency)
                                   (Unaudited)


                                                    COMMON STOCK              ADDITIONAL
                                             --------------------------        PAID-IN
                                               SHARES          AMOUNT          CAPITAL            (DEFICIT)
                                             ---------------------------------------------------------------
Balance at December 31, 1997                 16,359,000      $ 164,000      $ 29,821,000      $  (88,754,000)
Exercise of stock options                       206,000          2,000         1,945,000
Exercise of warrants                             21,000              -           840,000
Net (loss) for the six months
    ended June 30, 1998                                                                          (36,446,000)
                                             ---------------------------------------------------------------
Balance at June 30, 1998                     16,586,000      $ 166,000      $ 32,606,000      $ (125,200,000)
                                             ===============================================================

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30
                                                                ------------------------------------
                                                                      1998                  1997
                                                                ------------------------------------
OPERATING ACTIVITIES
Net (loss)                                                      $  (36,446,000)        $ (21,511,000)
Adjustments to reconcile net (loss) to net
 cash provided by (used in) operating activities:
     Equity in net (income) loss of Omnitel                        (15,238,000)            8,612,000
     Depreciation and amortization expense                             347,000               355,000
     Loss from early extinguishment of debt                         38,066,000                     -
     Foreign currency translation losses                             1,022,000                     -
     Accretion of original issue discount                           11,475,000            11,714,000
     Accretion of interest on marketable securities                   (169,000)           (1,189,000)
     Amortization of deferred financing costs charged
       to interest expense                                             720,000               629,000
     Amortization of debt discount                                     306,000               537,000
     Changes in operating assets and liabilities:
       Other current assets                                           (105,000)              839,000
       Accounts payable                                               (131,000)              (56,000)
       Accrued expenses                                               (604,000)             (186,000)
       Interest payable                                              1,466,000                     -
       Taxes payable                                                    (5,000)                2,000
       Due to NTL Incorporated                                           8,000              (586,000)
                                                                ------------------------------------
Net cash provided by (used in) operating activities                    712,000              (840,000)
                                                                ------------------------------------

INVESTING ACTIVITIES
Purchase of marketable securities                                   (5,000,000)          (78,618,000)
Proceeds from sale of marketable securities                         30,040,000            98,479,000
                                                                ------------------------------------
Net cash provided by investing activities                           25,040,000            19,861,000
                                                                ------------------------------------

FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs                   237,549,000                     -
Purchase of Senior Discount Notes                                 (202,043,000)              (44,000)
Exercise of stock options and warrants                               2,787,000                82,000
                                                                ------------------------------------
Net cash provided by financing activities                           38,293,000                38,000
                                                                ------------------------------------
Increase in cash and cash equivalents                               64,045,000            19,059,000
Cash and cash equivalents at beginning of period                    59,256,000            46,759,000
                                                                ------------------------------------
Cash and cash equivalents at end of period                      $  123,301,000         $  65,818,000
                                                                ====================================

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In March 1998, the Company issued debt denominated in ECU's. Interest expense has been translated using the average exchange rate for the period and the debt balance has been translated using the current exchange rate at the balance sheet date. Foreign currency gains and losses arising from exchange rate fluctuations are included in the results of operations.

NOTE B - INVESTMENT IN OMNITEL

The investment in Omnitel consists of the following:

                                                  JUNE 30,         DECEMBER 31,
                                                    1998               1997
                                               --------------------------------
                                                 (unaudited)

     Capital contributions                     $  96,805,000      $  96,805,000
     Capitalized costs including interest          9,725,000          9,725,000
     Equity in accumulated net loss              (37,190,000)       (52,428,000)
                                               --------------------------------
                                                  69,340,000         54,102,000
     Accumulated amortization                     (2,297,000)        (1,951,000)
                                               --------------------------------
                                               $  67,043,000      $  52,151,000
                                               ================================

In March 1994, the Omnitel-Pronto Italia ("OPI") consortium in which Omnitel holds a 70% interest was selected as the second GSM cellular telephone licensee in Italy. The Company, through its 14.667% ownership interest in Omnitel, holds an indirect 10.267% interest in OPI.

          Cellular Communications International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following financial information of Omnitel and OPI is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is reflected in U.S. dollars; the balance sheet information has been translated at the exchange rate on the balance sheet date (1,776.99 (1998) and 1,767.00 (1997) lire = $1.00) and the statement of operations information has been translated at the average exchange rate for the period (1,780.58 (1998) and 1,664.66 (1997) lire = $1.00).

The following  summarizes the assets,  liabilities and  stockholders'  equity of
Omnitel:

                                                JUNE 30,           DECEMBER 31,
                                                  1998                 1997
                                             ----------------------------------
                                               (unaudited)
   ASSETS
      Current assets                         $   6,427,000        $   7,137,000
      Investment in OPI                        360,758,000          257,971,000
                                             ----------------------------------
                                             $ 367,185,000        $ 265,108,000
                                             ==================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities                    $     140,000        $     677,000
      Other liabilities                             51,000               51,000
      Stockholders' equity                     366,994,000          264,380,000
                                             ----------------------------------
                                             $ 367,185,000        $ 265,108,000
                                             ==================================

The following summarizes the unaudited results of operations of Omnitel:

                                                   SIX MONTHS ENDED JUNE 30
                                             ----------------------------------
                                                   1998                1997
                                             ----------------------------------

   Revenues                                  $            -       $           -
   Costs and expenses                              (281,000)           (972,000)
   Equity in net income (loss) of OPI           103,987,000         (58,040,000)
                                             ----------------------------------
   Operating income (loss)                      103,706,000         (59,012,000)
   Interest income, net                             184,000             293,000
                                             ----------------------------------
   Net income (loss)                         $  103,890,000       $ (58,719,000)
                                             ==================================

          Cellular Communications International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following  summarizes the assets,  liabilities and  stockholders'  equity of
OPI:

                                                  JUNE 30,          DECEMBER 31,
                                                    1998                1997
                                              ----------------------------------
                                                 (unaudited)
  ASSETS
     Current assets                           $   622,485,000    $   522,188,000
     Property, plant and equipment, net           929,084,000        782,129,000
     Intangible assets, net                       457,436,000        472,918,000
     Deferred tax asset                            46,905,000         32,088,000
     Other                                         46,818,000         37,158,000
                                              ----------------------------------
                                              $ 2,102,728,000    $ 1,846,481,000
                                              ==================================

  LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                      $   716,995,000    $   605,919,000
     Long-term debt                               851,919,000        855,134,000
     Other liabilities                             18,445,000         16,898,000
     Stockholders' equity                         515,369,000        368,530,000
                                              ----------------------------------
                                              $ 2,102,728,000    $ 1,846,481,000
                                              ==================================

The following summarizes the unaudited results of operations of OPI:

                                                    SIX MONTHS ENDED JUNE 30
                                              ---------------------------------
                                                     1998              1997
                                              ---------------------------------

  Revenues                                    $   945,245,000    $  407,239,000

  Costs and expenses                              648,993,000       386,595,000
  Depreciation and amortization                   109,184,000        81,237,000
                                              ---------------------------------
                                                  758,177,000       467,832,000
                                              ---------------------------------
  Operating income (loss)                         187,068,000       (60,593,000)
  Interest (expense), net                         (30,566,000)      (39,955,000)
  Income tax (provision) benefit                   (7,892,000)       17,613,000
                                              ---------------------------------
  Net income (loss)                           $   148,610,000    $  (82,935,000)
                                              =================================

          Cellular Communications International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following financial information of OPI is prepared in accordance with U.S. GAAP and is reflected in Italian lire.

The following  summarizes the assets,  liabilities and  stockholders'  equity of
OPI:

                                                  JUNE 30,         DECEMBER 31,
                                                    1998               1997
                                              ---------------------------------
                                                 (unaudited)
                                                      (in millions of lire)
  ASSETS
     Current assets                               1,106,149             922,707
     Property, plant and equipment, net           1,650,973           1,382,022
     Intangible assets, net                         812,860             835,646
     Deferred tax asset                              83,350              56,700
     Other                                           83,195              65,659
                                              ---------------------------------
                                                  3,736,527           3,262,734
                                              =================================

  LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                          1,274,094           1,070,663
     Long-term debt                               1,513,851           1,511,021
     Other liabilities                               32,777              29,858
     Stockholders' equity                           915,805             651,192
                                              ---------------------------------
                                                  3,736,527           3,262,734
                                              =================================

The following summarizes the unaudited results of operations of OPI:

                                                    SIX MONTHS ENDED JUNE 30
                                              ---------------------------------
                                                    1998                1997
                                              ---------------------------------
                                                      (in millions of lire)

  Revenues                                        1,683,085             677,914

  Costs and expenses                              1,155,584             643,549
  Depreciation and amortization                     194,410             135,232
                                              ---------------------------------
                                                  1,349,994             778,781
                                              ---------------------------------
  Operating income (loss)                           333,091            (100,867)
  Interest (expense), net                           (54,425)            (66,512)
  Income tax (provision) benefit                    (14,053)             29,320
                                              ---------------------------------
  Net income (loss)                                 264,613            (138,059)
                                              =================================

          Cellular Communications International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE C - LONG-TERM DEBT

Long-term debt consists of:

                                                 JUNE 30,          DECEMBER 31,
                                                   1998                1997
                                             ----------------------------------
                                               (unaudited)
  13-1/4% Senior Discount Notes
    ("13-1/4% Notes")                        $  37,407,000        $ 201,095,000
  Unamortized discount                            (557,000)          (3,768,000)
                                             ----------------------------------
                                                36,850,000          197,327,000
  9-1/2% Senior Discount Notes
    ("9-1/2% Notes")                           165,004,000                    -
  6% Convertible Subordinated Notes
    ("Convertible Notes")                       86,250,000                    -
                                             ----------------------------------
                                               288,104,000          197,327,000
  Less current portion                          36,692,000                    -
                                             ----------------------------------
                                             $ 251,412,000        $ 197,327,000
                                             ==================================

In February 1998, the Company offered to purchase for cash all of the outstanding 13-1/4% Notes at the accreted value of $869.12 per $1,000 principal amount. In March 1998, upon the expiration of the offer, $232,469,000 principal amount at maturity (book value of $167,829,000) of 13-1/4% Notes were tendered and the Company paid approximately $202,043,000. The Company recorded an extraordinary loss from the early extinguishment of debt of $38,066,000 as a result of this transaction, including the write-off of unamortized deferred financing costs of $3,392,000. In July 1998, the Company paid cash of approximately $42,976,000 to redeem $48,822,000 principal amount at maturity (book value of $36,692,000 at June 30, 1998) of 13-1/4% Notes. The Company recorded an additional extraordinary loss from the early extinguishment of debt of approximately $6,800,000 from this redemption in the third quarter of 1998. The original issue discount of the 13-1/4% Notes outstanding subsequent to this redemption accretes at a rate of 13-1/4%, compounded semiannually, to an aggregate principal amount of $210,000 by August 15, 2000.

In March  1998,  the Company  issued ECU  235,000,000  ($257,137,000)  aggregate principal amount of 9-1/2% Senior Discount Notes due 2005 and $86,250,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005. The 9-1/2% Notes were issued at a price to the public of 62.455% or ECU 146,769,000 ($159,553,000 on the date of issuance). The Company received net proceeds of ECU 142,366,000 ($154,766,000 on the date of issuance) and $83,447,000 after discounts and commissions from the issuance of the 9-1/2% Notes and the Convertible Notes, respectively. Discounts, commissions and other fees incurred of $8,254,000 were included in deferred financing costs. The Company used most of the proceeds to repurchase its 13-1/4% Notes.

The original issue discount of the 9-1/2% Notes accretes at a rate of 9-1/2% compounded semiannually, to an aggregate principal amount of ECU 235,000,000 ($257,137,000) by April 1, 2003. Interest will thereafter accrue at 9-1/2% per annum, payable semiannually beginning on October 1, 2003. The 9-1/2% Notes are unsecured obligations of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company and the Company's subsidiaries. The 9-1/2% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2002 at a redemption price of 104.75%

          Cellular Communications International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE C - LONG-TERM DEBT (CONTINUED)

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

NOTE D - NET INCOME (LOSS) PER COMMON SHARE

The following  table sets forth the  computation of basic and diluted net income
(loss) per common share:

                                                               Three Months Ended                       Six Months Ended
                                                                     June 30                                 June 30
                                                       -------------------------------------------------------------------------
                                                             1998               1997                 1998                1997
                                                       -------------------------------------------------------------------------

Numerator:
Income (loss) before extraordinary item                $  3,373,000        $ (7,777,000)       $   1,620,000       $ (21,511,000)
Extraordinary item                                                -                   -          (38,066,000)                  -
                                                       -------------------------------------------------------------------------
Net income (loss)                                      $  3,373,000        $ (7,777,000)       $ (36,446,000)      $ (21,511,000)
                                                       -------------------------------------------------------------------------

Denominator for basic net income (loss) per
common share                                             16,563,000          16,088,000           16,492,000          16,077,000
Effect of dilutive securities:
Stock options                                             1,671,000                   -            1,556,000                   -
Warrants                                                    330,000                   -              280,000                   -
                                                       -------------------------------------------------------------------------
Denominator for diluted net income (loss) per
    common share                                         18,564,000          16,088,000           18,328,000          16,077,000
                                                       -------------------------------------------------------------------------

Basic net income (loss) per common share:
    Income (loss) before extraordinary item            $        .20        $       (.48)       $         .10       $       (1.34)
    Extraordinary item                                            -                   -                (2.31)                  -
                                                       -------------------------------------------------------------------------
    Net income (loss)                                  $        .20        $       (.48)       $       (2.21)      $       (1.34)
                                                       =========================================================================

Diluted net income (loss) per common share:
    Income (loss) before extraordinary item            $        .18        $       (.48)       $         .09       $       (1.34)
    Extraordinary item                                            -                   -                (2.08)                  -
                                                       -------------------------------------------------------------------------
    Net income (loss)                                  $        .18        $       (.48)       $       (1.99)      $       (1.34)
                                                       =========================================================================

          Cellular Communications International, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                              RESULTS OF OPERATIONS

In June 1998, the Ministry of Communications (the "MOC") in Italy announced that the Wind consortium was the winning bidder for the third nationwide GSM license. Wind is owned by Deutsche Telekom, France Telecom and Enel SpA, the state-owned Italian electric company. According to press reports, the Wind consortium plans to launch its complete cellular phone services by March 1999. Wind will begin technical tests in Rome and Milan and the first commercial services could be ready by December in those two cities. The MOC intends to begin the process for a fourth mobile license tender, which could begin by the end of 1998.

Three Months Ended June 30, 1998 and 1997
-----------------------------------------

Equity in net income (loss) of Omnitel increased to income of $11,828,000 from a loss of $1,475,000. The change is due to the change in Omnitel's share of OPI's net income (loss) to income of $80,735,000 from a loss of $9,456,000. OPI's net income (loss) changed to income of $115,393,000 from a loss of $13,529,000 as a result of a 137% increase in operating revenues with only a 94% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire). OPI reported that it had approximately 3,900,000 and 1,255,000 subscribers as of June 30, 1998 and 1997, respectively.

General  and  administrative   expenses  decreased  to  $609,000  from  $753,000
primarily because CCII reduced its efforts to obtain new licenses.

Interest income and other, net, increased to $1,683,000 from $1,174,000 primarily because of an increase in funds available for investment.

Interest expense increased to $6,774,000 from $6,545,000 due to the issuance of the 9-1/2% Notes and Convertible Notes in March 1998. This increase was offset by a decrease in interest expense due to the purchase of $232,469,000 principal amount at maturity of 13-1/4% Notes in March 1998.

Foreign currency translation losses of $2,582,000 in 1998 are due to the issuance of new debt denominated in ECU's in March 1998 and unfavorable changes in the exchange rate subsequent to the issuance.

Six Months Ended June 30, 1998 and 1997
---------------------------------------

Equity in net income (loss) of Omnitel increased to income of $15,238,000 from a loss of $8,612,000. The change is due to the change in Omnitel's share of OPI's net income (loss) to income of $103,987,000 from a loss of $58,040,000. OPI's net income (loss) changed to income of $148,610,000 from a loss of $82,935,000 as a result of a 148% increase in operating revenues with only a 73% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire).

General and administrative expenses decreased to $1,172,000 from $1,847,000 primarily because CCII reduced its efforts to obtain new licenses.

          Cellular Communications International, Inc. and Subsidiaries


Interest income and other, net, increased to $2,890,000 from $2,184,000 primarily because of an increase in funds available for investment.

Interest expense increased to $13,967,000 from $12,881,000 due to the issuance of the 9-1/2% Notes and Convertible Notes in March 1998. This increase was offset by a decrease in interest expense due to the purchase of $232,469,000 principal amount at maturity of 13-1/4% Notes in March 1998.

Foreign currency translation losses of $1,022,000 in 1998 are due to the issuance of new debt denominated in ECU's in March 1998 and unfavorable changes in the exchange rate subsequent to the issuance.

The Company recorded an extraordinary loss of $38,066,000 from the purchase of the 13-1/4% Notes.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements are primarily based upon the agreements and requirements of the joint ventures in which it is now or may become a participant. The Company also requires capital to pay for corporate overhead expenses, personnel costs, interest and taxes, as well as capital to explore other opportunities that may arise. The Company has no material commitments for capital expenditures, except as described below. The Company expects that cash and cash equivalents on hand will be sufficient to meet all obligations of the Company at least through the next twelve months. Italian lire and ECU's have been translated solely for the convenience of the reader at an exchange rate of 1,753.30 lire per U.S. dollar and $1.1062 per ECU, the Noon Buying Rates on August 7, 1998.

As a result of the award of Italy's second GSM cellular license to OPI, OPI required capital to construct its cellular system and to fund its operations. OPI received capital contributions of 1,450 billion lire ($827 million) from its partners - 1,015 billion lire ($579 million) from Omnitel and 435 billion lire ($248 million) from Pronto Italia. Omnitel funded its share of OPI capital contributions plus its own capital needs through capital contributions from its shareholders of 1,040 billion lire ($593 million). The Company's total cumulative contribution to Omnitel is approximately 152.5 billion lire ($96.8 million at the exchange rates in effect at the time of each contribution). In addition, OPI originally arranged a syndicated bank loan facility for 1,800 billion lire ($1.03 billion). On August 29, 1997, OPI signed an Amended and Restated Facility Agreement which, among other things, provided for an increase in the facility of 1,000 billion lire ($570 million) from 1,800 billion lire to 2,800 billion lire ($1.6 billion). OPI also has a number of other credit and subordinated debt facilities totaling approximately 1,000 billion lire. As of June 30, 1998, OPI had approximately 1,500 billion lire ($856 million) available under its facilities.

On October 2, 1997, the Board of Directors of Omnitel approved a proposal to make available to OPI a subordinated credit facility of 70 billion lire ($40 million) as soon as OPI's indebtedness amounts to 2,200 billion lire ($1.3 billion) or in the event of default by OPI under the facility.

          Cellular Communications International, Inc. and Subsidiaries


OPI has provided an approximate 219 billion lire ($125 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. In July 1998, OPI issued a letter to the Ministry of Communications stating that the parameters required by May 1998 specified in the performance bond were successfully achieved. OPI is required to pay royalties to the MOC in amounts not less than 51 billion lire ($29 million) for 1998 and 77.1 billion lire ($44 million) for 1999, subject in each year to reduction only due to any proportionate reduction of the royalty percentage to less than 3.5%. OPI is also required to maintain the declared stockholding majority of OPI until February 1, 2000, the performance bond's date of maturity. Failure to achieve the objectives specified in the performance bond could result in charges to OPI. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($13 million), reflecting its proportionate interest in OPI.

Omnitel has committed to purchase 70% of OPI's forfeited stock warrants granted to OPI executives in connection with OPI's stock option plan. The warrants could be sold in the period between March 30, 2000 and March 31, 2001. On March 25, 1998, the Board of Directors of OPI approved a valuation of the warrants equal to lire 12,729, determined as if the purchase would take place on June 30, 1998.

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

In August 1995, the Company issued $281,571,000 aggregate principal amount at maturity of 13-1/4% Senior Discount Notes due 2000 and 422,356 warrants to purchase 475,573 shares of common stock. The 13-1/4% Notes were issued at a price to the public of 52.783% or $148,622,000. In March 1998, pursuant to the Company's offer to purchase for cash all of the outstanding 13-1/4% Notes at the accreted value of $869.12 per $1,000 principal amount, $232,469,000 principal amount at maturity of 13-1/4% Notes were purchased for cash of approximately $202,043,000. In July 1998, the Company paid cash of approximately $42,976,000 to redeem $48,822,000 principal amount at maturity of 13-1/4% Notes. The original issue discount of the 13-1/4% Notes outstanding subsequent to this redemption accretes at a rate of 13-1/4%, compounded semiannually, to an aggregate principal amount of $210,000 by August 15, 2000.

In March  1998,  the Company  issued ECU  235,000,000  ($259,957,000)  aggregate principal amount of 9-1/2% Senior Discount Notes due 2005 and $86,250,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005. The 9-1/2% Notes were issued at a price to the public of 62.455% or ECU 146,769,000 ($159,553,000 on the date of issuance). The Company received net proceeds of ECU 142,366,000 ($154,766,000 on the date of issuance) and $83,447,000, after discounts and commissions, from the issuance of the 9-1/2% Notes and the Convertible Notes, respectively.

The original issue discount of the 9-1/2% Notes accretes at a rate of 9-1/2% compounded semiannually, to an aggregate principal amount of ECU 235,000,000 ($259,957,000) by April 1, 2003. Interest will thereafter accrue at 9-1/2% per annum, payable semiannually beginning on October 1, 2003. The 9-1/2% Notes are unsecured obligations of the Company and are effectively subordinated to all existing

          Cellular Communications International, Inc. and Subsidiaries


and future indebtedness and other liabilities of the Company and the Company's subsidiaries. The 9-1/2% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2002 at a redemption price of 104.75% that declines annually to 100% in 2005, plus accrued and unpaid interest to the date of redemption. The Indenture governing the 9-1/2% Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and the issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

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

To the extent that the Company obtains financing in U.S. dollars and ECU's and the Company's future commitments to Omnitel are in Italian lire, it will encounter currency exchange rate risks. OPI's revenues are received in Italian lire. Currently there are no foreign exchange controls in Italy. Thus, although no such payments have been made to date, the current foreign exchange rules would allow Omnitel and OPI to export cash, representing dividends, interest or repayment of loans. There can be no assurance that foreign exchange restrictions will not be introduced in the future.

The Company is primarily a holding company with limited business operations of its own. The Company's assets consist primarily of cash and cash equivalents and its ownership interest in Omnitel. The Company does not hold, nor is it likely that the Company will hold, a majority interest in any operating systems. The Company's minority voting position in Omnitel currently precludes it from controlling Omnitel or OPI, even though the Company is involved in the management of Omnitel and intends to participate in the future only in operating companies in which it can be involved in management. Thus, the Company may be unable to cause the implementation of strategies that it favors and, in the event of a disagreement between the Company and one or more of its partners, the strategies adopted and actions taken by an affiliated company may in some cases be contrary to the Company's preferred strategies and actions. In addition, the Company may be unable to access the cash flow of affiliated companies since: (i) it does not have the requisite control to cause such entities to pay dividends,
(ii) substantially all of such entities are expected to be parties to credit or other borrowing agreements that severely restrict or prohibit the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future and (iii) some countries tax payment and repatriation of dividends. As a result, the Company does not expect to receive significant cash through dividends or other distributions from an affiliate in the foreseeable future.

Because the Company does not expect significant cash flow in the foreseeable future, its ability to repay the 9-1/2% Notes and the Convertible Notes at maturity will be dependent on developing one or more sources of cash at or prior to maturity. The Company may (i) seek to refinance all or a portion of the Notes at maturity through sales of additional debt or equity securities of the Company, (ii) if possible

          Cellular Communications International, Inc. and Subsidiaries


and subject to the appropriate consents and approvals and certain other limitations set forth in the OPI Agreement and the Omnitel Agreement, seek to sell all or a portion of its interest in Omnitel, (iii) negotiate with its partners to permit any cash produced by OPI to be distributed to equity holders rather than invested in the business and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the Notes. There can be no assurance that (i) there will be a market for the debt or equity securities of the Company in the future, (ii) the Company will be permitted to sell particular assets or be able to sell assets in a timely manner or on commercially acceptable terms or in an amount that (giving effect to the substantial corporate income taxes which could be due in the event of such a sale) will be sufficient to repay the Notes when due, (iii) the Company will be able to persuade its partners that cash generated by the operations of its affiliated entities should be distributed to equity holders (in fact, the Company expects that Omnitel and OPI will utilize all of their respective cash flow for debt repayment or internal development opportunities for the foreseeable future) or (iv) the Company will be able to locate and invest in companies that will be mature enough to make substantial cash distributions to investors prior to the maturity of the Notes.

Cash provided by operating activities was $712,000 in 1998 and cash used in operating activities was $840,000 in 1997. This change is primarily due to an increase in interest income and a decrease in general and administrative expenses. Cash provided by investing activities was $25,040,000 in 1998 as a result of proceeds from sales of marketable securities, net of purchases. Proceeds from borrowing, net of financing costs of $237,549,000 in 1998 is comprised of the proceeds from the issuance of the 9-1/2% Notes and the Convertible Notes of $245,803,000, net of financing costs paid of $8,254,000.

YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. OPI has informed the Company that it is assessing both the internal readiness of its computer systems and the compliance of the computer systems of certain significant customers and vendors for handling the year 2000. The Company believes, based on its knowledge of OPI's information technology practices, that OPI will implement successfully the systems and programming changes necessary to address year 2000 issues, and the Company does not believe that the cost of such actions will have a material adverse effect on OPI. The Company can make no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and OPI's inability to implement such changes could have an adverse effect on OPI. In addition, the failure of certain of OPI's significant customers and vendors to address the year 2000 issue could have a material adverse effect on OPI.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

          Cellular Communications International, Inc. and Subsidiaries


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

          Cellular Communications International, Inc. and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 3, 1998, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the reelection of Sidney R. Knafel and Del Mintz to the Board of Directors, (ii) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1998 and (iii) an amendment of the Fourth Article of the Company's Restated Certificate of Incorporation.

          The stockholders approved the election of Sidney R. Knafel by a vote of 10,529,039 shares in favor and 21,065 shares withheld from voting. The stockholders approved the election of Del Mintz by a vote of 10,532,339 shares in favor and 17,765 shares withheld from voting. The stockholders approved the second proposal by a vote of 10,538,052 shares in favor, 9,213 shares against and 2,839 shares abstaining from voting. The stockholders approved the third proposal by a vote of 9,826,296 shares in favor, 585,049 shares against and 4,359 shares abstaining from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K

          During the quarter ended June 30, 1998, the Company filed a current report on Form 8-K dated June 4, 1998, reporting under Item 5, Other Events, that the Company amended its Restated Certificate of Incorporation to increase its authorized common stock to 75,000,000 shares, par value $.01 per share, from 25,000,000 shares, par value $.01 per share. No financial statements were filed with this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CELLULAR COMMUNICATIONS INTERNATIONAL, INC.



Date:  August 10, 1998               By: /s/ Stanton N. Williams
                                        -------------------------------
                                        Stanton N. Williams
                                        Executive Vice President and
                                        Chief Financial Officer


Date:  August 10, 1998               By: /s/ Gregg Gorelick
                                        -------------------------------
                                        Gregg Gorelick
                                        Vice President-Controller
                                        (Principal Accounting Officer)