Form 10-Q
period 1998-09-30
CELLULAR COMMUNICATIONS INTERNATIONAL INC
filed 1998-11-16
CIK 870762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the issuer's common stock as of September 30, 1998 was 16,694,779.

          Cellular Communications International, Inc. and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                             Page
------   ---------------------                                             ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997 .......................    2

         Condensed Consolidated Statements of Operations -
         Three and nine months ended September 30, 1998 and 1997 ........    3

         Condensed Consolidated Statement of Shareholders'
         (Deficiency) - Nine months ended September 30, 1998 ............    4

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1998 and 1997 ..................    5

         Notes to Condensed Consolidated Financial Statements ...........    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition .............................   12

PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K ...............................   18

SIGNATURES...............................................................   19
----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Cellular Communications International, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1998                1997
                                                                  ---------------------------------
                                                                    (unaudited)         (see note)
ASSETS
Current assets:
   Cash and cash equivalents                                      $   79,017,000      $  59,256,000
   Marketable securities                                                       -         24,871,000
   Other                                                                  78,000             21,000
                                                                  ---------------------------------
Total current assets                                                  79,095,000         84,148,000

Investment in Omnitel                                                 82,067,000         52,151,000
Equipment, net of accumulated depreciation of
   $41,000 (1998) and $40,000 (1997)                                           -              1,000
Deferred financing costs, net of accumulated amortization
   of $1,218,000 (1998) and $2,828,000 (1997)                          8,245,000          4,414,000
                                                                  ---------------------------------
Total assets                                                      $  169,407,000      $ 140,714,000
                                                                  =================================


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
   Accounts payable                                               $      200,000      $     126,000
   Accrued expenses                                                      363,000            509,000
   Taxes payable                                                       1,447,000          1,452,000
   Due to NTL Incorporated                                                77,000             69,000
                                                                  ---------------------------------
Total current liabilities                                              2,087,000          2,156,000

Long-term debt                                                       268,037,000        197,327,000

Commitments and contingent liabilities

Shareholders' (deficiency):
   Series preferred stock - $.01 par value; authorized
     2,500,000 shares, outstanding none                                        -                  -
   Common stock - $.01 par value; authorized 75,000,000
     shares; issued and outstanding 16,695,000 (1998)
     and 16,359,000 (1997) shares                                        167,000            164,000
   Additional paid-in capital                                         33,970,000         29,821,000
   (Deficit)                                                        (134,854,000)       (88,754,000)
                                                                  ---------------------------------
                                                                    (100,717,000)       (58,769,000)
                                                                  ---------------------------------
Total liabilities and shareholders' (deficiency)                  $  169,407,000      $ 140,714,000
                                                                  =================================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             SEPTEMBER 30                             SEPTEMBER 30
                                                 --------------------------------         ---------------------------------
                                                       1998                1997                 1998                1997
                                                 --------------------------------         ---------------------------------
Equity in net income (loss) of Omnitel           $  15,197,000       $    984,000         $  30,435,000       $  (7,628,000)

COSTS AND EXPENSES
General and administrative expenses                    615,000            626,000             1,787,000           2,473,000
Depreciation expense                                         -              4,000                 1,000              14,000
Amortization of investment in joint venture            173,000            173,000               519,000             518,000
                                                 --------------------------------         ---------------------------------
                                                       788,000            803,000             2,307,000           3,005,000
                                                 --------------------------------         ---------------------------------
Operating income (loss)                             14,409,000            181,000            28,128,000         (10,633,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                       1,174,000          1,123,000             4,064,000           3,307,000
Interest expense                                    (5,708,000)        (6,763,000)          (19,675,000)        (19,644,000)
Foreign currency translation losses                (12,671,000)                 -           (13,693,000)                  -
                                                 --------------------------------         ---------------------------------
Loss before extraordinary item                      (2,796,000)        (5,459,000)           (1,176,000)        (26,970,000)
Loss from early extinguishment of debt              (6,858,000)                 -           (44,924,000)                  -
                                                 --------------------------------         ---------------------------------
Net loss                                         $  (9,654,000)      $ (5,459,000)        $ (46,100,000)      $ (26,970,000)
                                                 ================================         =================================

Basic and diluted net loss  per common share:
   Loss before extraordinary item                $        (.17)      $       (.34)        $        (.07)      $       (1.67)
   Extraordinary item                                     (.41)                 -                 (2.72)                  -
                                                 --------------------------------         ---------------------------------

Net loss                                         $        (.58)      $       (.34)        $       (2.79)      $       (1.67)
                                                 ================================         =================================

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
         Condensed Consolidated Statement of Shareholders' (Deficiency)
                                   (Unaudited)



                                                   COMMON STOCK              ADDITIONAL
                                            -------------------------         PAID-IN
                                              SHARES          AMOUNT          CAPITAL           (DEFICIT)
                                            --------------------------------------------------------------
Balance at December 31, 1997                16,359,000      $ 164,000      $ 29,821,000     $  (88,754,000)
Exercise of stock options                      312,000          3,000         3,232,000
Exercise of warrants                            24,000              -           917,000
Net (loss) for the nine months
    ended September 30, 1998                                                                   (46,100,000)
                                            --------------------------------------------------------------
Balance at September 30, 1998               16,695,000      $ 167,000      $ 33,970,000     $ (134,854,000)
                                            ==============================================================

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                              ---------------------------------
                                                                    1998                1997
                                                              ---------------------------------
OPERATING ACTIVITIES
Net (loss)                                                    $ (46,100,000)      $ (26,970,000)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
     Equity in net (income) loss of Omnitel                     (30,435,000)          7,628,000
     Depreciation and amortization expense                          520,000             532,000
     Loss on disposal of equipment                                        -               3,000
     Loss from early extinguishment of debt                      44,924,000                   -
     Foreign currency translation losses                         13,693,000                   -
     Accretion of original issue discount                        15,531,000          17,862,000
     Accretion of interest on marketable securities                (169,000)         (1,446,000)
     Amortization of deferred financing costs charged
       to interest expense                                        1,057,000             960,000
     Amortization of debt discount                                  313,000             820,000
     Changes in operating assets and liabilities:
       Other current assets                                         (57,000)            942,000
       Accounts payable                                              19,000            (156,000)
       Accrued expenses                                            (601,000)           (194,000)
       Taxes payable                                                 (5,000)             (2,000)
       Due to NTL Incorporated                                        8,000            (411,000)
                                                              ---------------------------------
Net cash (used in) operating activities                          (1,302,000)           (432,000)
                                                              ---------------------------------

INVESTING ACTIVITIES
Purchase of marketable securities                                (5,000,000)        (97,560,000)
Proceeds from sale of marketable securities                      30,040,000         110,327,000
                                                              ---------------------------------
Net cash provided by investing activities                        25,040,000          12,767,000
                                                              ---------------------------------

FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs                236,890,000                   -
Redemption of Senior Discount Notes                            (245,019,000)            (44,000)
Exercise of stock options and warrants                            4,152,000             921,000
                                                              ---------------------------------
Net cash provided by (used in) financing activities              (3,977,000)            877,000
                                                              ---------------------------------
Increase in cash and cash equivalents                            19,761,000          13,212,000
Cash and cash equivalents at beginning of period                 59,256,000          46,759,000
                                                              ---------------------------------
Cash and cash equivalents at end of period                    $  79,017,000        $ 59,971,000
                                                              =================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                      $    2,774,000       $          -

See accompanying notes.

          Cellular Communications International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In March 1998, the Company issued debt denominated in ECU's. Interest expense has been translated using the average exchange rate for the period and the debt balance has been translated using the current exchange rate at the balance sheet date. Foreign currency gains and losses arising from exchange rate fluctuations are included in the results of operations.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130, which had no effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is assessing whether changes in reporting will be required upon the adoption of this new standard. The Company will adopt SFAS No. 131 for fiscal year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

          Cellular Communications International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE B - INVESTMENT IN OMNITEL

The investment in Omnitel consists of the following:

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1998                1997
                                              ---------------------------------
                                                (unaudited)

    Capital contributions                     $  96,805,000        $ 96,805,000
    Capitalized costs including interest          9,725,000           9,725,000
    Equity in accumulated net loss              (21,993,000)        (52,428,000)
                                              ---------------------------------
                                                 84,537,000          54,102,000
    Accumulated amortization                     (2,470,000)         (1,951,000)
                                              ---------------------------------
                                              $  82,067,000        $ 52,151,000
                                              =================================

In March 1994, the Omnitel-Pronto Italia ("OPI") consortium in which Omnitel holds a 70% interest was selected as the second GSM cellular telephone licensee in Italy. The Company, through its 14.667% ownership interest in Omnitel, holds an indirect 10.267% interest in OPI.

The following financial information of Omnitel and OPI is prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and is reflected in U.S. dollars; the balance sheet information has been translated at the exchange rate on the balance sheet date (1,650.55 (1998) and 1,767.00 (1997) lire = $1.00) and the statement of operations information has been translated at the average exchange rate for the period (1,766.42 (1998) and 1,697.13 (1997) lire = $1.00).

The following  summarizes the assets,  liabilities and  stockholders'  equity of
Omnitel:

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1998                1997
                                              ---------------------------------
                                                (unaudited)
   ASSETS
       Current assets                         $   6,721,000       $   7,137,000
       Investment in OPI                        498,580,000         257,971,000
                                              ---------------------------------
                                              $ 505,301,000       $ 265,108,000
                                              =================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities                   $     137,000       $     677,000
        Other liabilities                            55,000              51,000
        Stockholders' equity                    505,109,000         264,380,000
                                              ---------------------------------
                                              $ 505,301,000       $ 265,108,000
                                              =================================

          Cellular Communications International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE B - INVESTMENT IN OMNITEL (CONTINUED)

The following summarizes the unaudited results of operations of Omnitel:

                                               NINE MONTHS ENDED SEPTEMBER 30
                                              --------------------------------
                                                   1998               1997
                                              --------------------------------

   Revenues                                   $           -      $           -
   Costs and expenses                              (488,000)          (991,000)
   Equity in net income (loss) of OPI           207,736,000        (51,447,000)
                                              --------------------------------
   Operating income (loss)                      207,248,000        (52,438,000)
   Interest income, net                             261,000            425,000
                                              --------------------------------
   Net income (loss)                          $ 207,509,000      $ (52,013,000)
                                              ================================

The following  summarizes the assets,  liabilities and  stockholders'  equity of
OPI:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    1998               1997
                                              ----------------------------------
                                                 (unaudited)
   ASSETS
      Current assets                          $   961,684,000    $   522,188,000
      Property, plant and equipment, net        1,117,700,000        782,129,000
      Intangible assets, net                      483,374,000        472,918,000
      Deferred tax asset                           25,249,000         32,088,000
      Other                                        56,524,000         37,158,000
                                              ----------------------------------
                                              $ 2,644,531,000    $ 1,846,481,000
                                              ==================================


   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities                     $   993,653,000    $   605,919,000
      Long-term debt                              917,180,000        855,134,000
      Other liabilities                            21,440,000         16,898,000
      Stockholders' equity                        712,258,000        368,530,000
                                              ----------------------------------
                                              $ 2,644,531,000    $ 1,846,481,000
                                              ==================================

The following summarizes the unaudited results of operations of OPI:

                                                NINE MONTHS ENDED SEPTEMBER 30
                                              ---------------------------------
                                                    1998               1997
                                              ---------------------------------

   Revenues                                   $ 1,671,816,000     $ 703,027,000

   Costs and expenses                           1,125,071,000       606,160,000
   Depreciation and amortization                  176,162,000       126,086,000
                                              ---------------------------------
                                                1,301,233,000       732,246,000
                                              ---------------------------------
   Operating income (loss)                        370,583,000       (29,219,000)
   Interest (expense), net                        (46,190,000)      (61,988,000)
   Income tax (provision) benefit                 (27,507,000)       17,661,000
                                              ---------------------------------
   Net income (loss)                          $   296,886,000     $ (73,546,000)
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

The following  summarizes the assets,  liabilities and  stockholders'  equity of
OPI:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1998              1997
                                                 ------------------------------
                                                  (unaudited)
                                                      (in millions of lire)
      ASSETS
          Current assets                         1,587,307              922,707
          Property, plant and equipment, net     1,844,820            1,382,022
          Intangible assets, net                   797,833              835,646
          Deferred tax asset                        41,675               56,700
          Other                                     93,296               65,659
                                                 ------------------------------
                                                 4,364,931            3,262,734
                                                 ==============================

      LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities                    1,640,075            1,070,663
          Long-term debt                         1,513,851            1,511,021
          Other liabilities                         35,388               29,858
          Stockholders' equity                   1,175,617              651,192
                                                 ------------------------------
                                                 4,364,931            3,262,734
                                                 ==============================

The following summarizes the unaudited results of operations of OPI:


                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------
                                                    1998                 1997
                                                 ------------------------------
                                                      (in millions of lire)

      Revenues                                   2,953,129            1,193,129

      Costs and expenses                         1,987,348            1,028,733
      Depreciation and amortization                311,176              213,985
                                                 ------------------------------
                                                 2,298,524            1,242,718
                                                 ------------------------------
      Operating income (loss)                      654,605              (49,589)
      Interest (expense), net                      (81,591)            (105,202)
      Income tax (provision) benefit               (48,589)              29,973
                                                 ------------------------------
      Net income (loss)                            524,425             (124,818)
                                                 ==============================

          Cellular Communications International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE C - LONG-TERM DEBT

Long-term debt consists of:

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                        1998                1997
                                                   ---------------------------------
                                                     (unaudited)

  13-1/4% Senior Discount Notes
    ("13-1/4% Notes")                              $     166,000       $ 201,095,000
  Unamortized discount                                         -          (3,768,000)
                                                   ---------------------------------
                                                         166,000         197,327,000
  9-1/2% Senior Discount Notes ("9-1/2% Notes")      181,621,000                   -
  6% Convertible Subordinated Notes
    ("Convertible Notes")                             86,250,000                   -
                                                   ---------------------------------
                                                   $ 268,037,000       $ 197,327,000
                                                   =================================

In March and July 1998, the Company redeemed an aggregate of $281,291,000 principal amount at maturity (book value of $204,630,000 when redeemed) of 13-1/4% Notes for cash of $245,019,000. The Company recorded an extraordinary loss from the early extinguishment of debt of $44,924,000 as a result of these transactions, including the write-off of unamortized deferred financing costs of $4,025,000. The original issue discount of the 13-1/4% Notes outstanding subsequent to these redemptions accretes at a rate of 13-1/4%, compounded semiannually, to an aggregate principal amount at maturity of $210,000 on August 15, 2000.

In March  1998,  the Company  issued ECU  235,000,000  ($276,572,000)  aggregate principal amount of 9-1/2% Senior Discount Notes due 2005 and $86,250,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005. The 9-1/2% Notes were issued at a price of 62.455% or ECU 146,769,000 ($159,553,000 on the date of issuance). The Company received net proceeds of ECU 142,366,000 ($154,766,000 on the date of issuance) and $83,447,000, after discounts and commissions, from the issuance of the 9-1/2% Notes and the Convertible Notes, respectively. Discounts, commissions and other fees incurred of $8,913,000 were included in deferred financing costs. The Company used most of the proceeds to repurchase its 13-1/4% Notes.

The original issue discount of the 9-1/2% Notes accretes at a rate of 9-1/2% compounded semiannually, to an aggregate principal amount of ECU 235,000,000 ($276,572,000) by April 1, 2003. Interest will thereafter accrue at 9-1/2% per annum, payable semiannually beginning on October 1, 2003. The 9-1/2% Notes are unsecured obligations of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company and the Company's subsidiaries. The 9-1/2% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after April 1, 2002 at a redemption price of 104.75% that declines annually to 100% in 2005, plus accrued and unpaid interest to the date of redemption. The Indenture governing the 9-1/2% Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and the issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

          Cellular Communications International, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE C - LONG-TERM DEBT (CONTINUED)

Interest payments on the Convertible Notes began on October 1, 1998 and interest is payable every six months thereafter. The Convertible Notes mature on April 1, 2005. The Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $39.95 per share, subject to adjustment. There are approximately 2,159,000 shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 4, 2001 at a redemption price of 103.429% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

NOTE D - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30                           SEPTEMBER 30
                                                          ----------------------------------------------------------------------
                                                               1998             1997                1998                1997
                                                          ----------------------------------------------------------------------
   Numerator:
   Loss before extraordinary item                         $ (2,796,000)     $ (5,459,000)      $  (1,176,000)      $ (26,970,000)
   Extraordinary item                                       (6,858,000)                -         (44,924,000)                  -
                                                          ----------------------------------------------------------------------
   Net loss                                               $ (9,654,000)     $ (5,459,000)      $ (46,100,000)      $ (26,970,000)
                                                          ----------------------------------------------------------------------

   Denominator for basic net loss per common share          16,637,000        16,221,000          16,541,000          16,126,000
   Effect of dilutive securities                                     -                 -                   -                   -
                                                          ----------------------------------------------------------------------
   Denominator for diluted net loss per common share        16,637,000        16,221,000          16,541,000          16,126,000
                                                          ----------------------------------------------------------------------

   Basic and diluted net loss per common share:
       Loss before extraordinary item                     $       (.17)     $       (.34)      $        (.07)      $       (1.67)
       Extraordinary item                                         (.41)                -               (2.72)                  -
                                                          ----------------------------------------------------------------------
       Net loss                                           $       (.58)     $       (.34)      $       (2.79)      $       (1.67)
                                                          ======================================================================

The shares issuable upon the exercise of stock options and warrants and the shares issuable upon conversion of convertible securities are excluded from the calculation of net loss per common share as their effect would be antidilutive.

          Cellular Communications International, Inc. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                              RESULTS OF OPERATIONS

OPI  ended  the  third  quarter  with   approximately   5  million   subscribers
representing an estimated market share of 28%.

In June 1998, the Ministry of Communications (the "MOC") in Italy announced that Wind SpA was the winning bidder for the third nationwide GSM license. Wind is owned by Deutsche Telekom AG, France Telecom SA and Enel SpA, the state-owned Italian electric company. According to press reports, Wind plans to launch its complete cellular phone services by mid 1999. Wind will begin technical tests in Rome and Milan and the first commercial services could be ready by December in those two cities. The MOC intends to begin the process for a fourth mobile license tender, which is expected to begin by the middle of 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

Equity in net income of Omnitel increased to $15,197,000 from $984,000. The increase is due to the increase in Omnitel's equity in net income of OPI to $103,749,000 from $6,593,000. OPI's net income increased to $148,276,000 from
$9,392,000 as a result of a 147% increase in operating revenues with only a 104% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire). OPI reported that it had approximately 5,000,000 and 1,730,000 subscribers as of October 3, 1998 and September 30, 1997, respectively.

General and administrative expenses decreased to $615,000 from $626,000 as a result of decreases in payroll and certain corporate expenses.

Interest income and other, net, increased to $1,174,000 from $1,123,000 primarily because of an increase in interest earned on funds available for investment.

Interest expense decreased to $5,708,000 from $6,763,000 due to the reduction in interest rates on the outstanding debt.

Foreign  currency   translation  losses  of  $12,671,000  in  1998  are  due  to unfavorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in ECU's.

The Company recorded an extraordinary loss of $6,858,000 from the redemption of a portion of the 13-1/4% Notes.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

Equity in net income (loss) of Omnitel increased to income of $30,435,000 from a loss of $7,628,000. The change is due to the change in Omnitel's equity in net income (loss) of OPI to income of $207,736,000 from a loss of $51,447,000. OPI's net income (loss) changed to income of $296,886,000 from a loss of $73,546,000 as a result of a 148% increase in operating revenues with only an 85% increase in operating expenses (percentage changes are calculated based on the results of operations in Italian lire).

          Cellular Communications International, Inc. and Subsidiaries


General and administrative expenses decreased to $1,787,000 from $2,473,000 primarily because CCII reduced its efforts to obtain new licenses.

Interest income and other, net, increased to $4,064,000 from $3,307,000 primarily because of an increase in funds available for investment.

Interest expense increased to $19,675,000 from $19,644,000 due to the issuance of the 9-1/2% Notes and Convertible Notes in March 1998, offset by a decrease in interest expense due to the redemption of the 13-1/4% Notes in 1998.

Foreign  currency   translation  losses  of  $13,693,000  in  1998  are  due  to unfavorable changes in the exchange rate subsequent to the issuance in March 1998 of new debt denominated in ECU's.

The Company recorded an extraordinary loss of $44,924,000 from the redemption of the 13-1/4% Notes.

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

Italian lire and ECU's have been translated solely for the convenience of the reader at an exchange rate of 1,671.00 lire per U.S. dollar and $1.1624 per ECU, the Noon Buying Rates on November 9, 1998.

As a result of the award of Italy's second GSM cellular license to OPI, OPI required capital to construct its cellular system and to fund its operations. OPI received capital contributions of 1,450 billion lire ($868 million) from its partners - 1,015 billion lire ($607 million) from Omnitel and 435 billion lire ($260 million) from Pronto Italia. Omnitel funded its share of OPI capital contributions plus its own capital needs through capital contributions from its shareholders of 1,040 billion lire ($622 million). The Company's total cumulative contribution to Omnitel is approximately 152.5 billion lire ($96.8 million at the exchange rates in effect at the time of each contribution). In addition, OPI has a syndicated bank loan facility for 2,800 billion lire ($1.7 billion). As of September 30, 1998, OPI had approximately 1,200 billion lire ($718 million) available under its facilities.

          Cellular Communications International, Inc. and Subsidiaries


In 1997, the Board of Directors of Omnitel approved a proposal to make available to OPI a subordinated credit facility of 70 billion lire ($42 million) as soon as OPI's indebtedness amounts to 2,200 billion lire ($1.3 billion) or in the event of default by OPI under the facility.

OPI has provided an approximate 219 billion lire ($131 million) performance bond that requires payments to the Italian government if OPI fails to meet certain operational targets. In July 1998, OPI issued a letter to the Ministry of Communications stating that the parameters required by May 1998 specified in the performance bond were successfully achieved. OPI is required to pay royalties to the MOC in amounts not less than 51 billion lire ($31 million) for 1998 and 77.1 billion lire ($46 million) for 1999, subject in each year to reduction only due to any proportionate reduction of the royalty percentage to less than 3.5%. OPI is also required to maintain the declared stockholding majority of OPI until February 1, 2000, the performance bond's date of maturity. Failure to achieve the objectives specified in the performance bond could result in charges to OPI. The Company's maximum liability under the performance bond is approximately 22.5 billion lire ($13 million), reflecting its proportionate interest in OPI.

Omnitel has committed to purchase 70% of OPI's forfeited stock warrants granted to OPI executives in connection with OPI's stock option plan. The warrants could be sold in the period between March 30, 2000 and March 31, 2001. The Board of Directors of OPI have approved a valuation of the warrants equal to lire 12,729, determined as if the purchase would take place on June 30, 1998.

In August 1995, the Company issued $281,571,000 aggregate principal amount at maturity of 13-1/4% Senior Discount Notes due 2000 and 422,356 warrants to purchase 475,573 shares of common stock. The 13-1/4% Notes were issued at a price to the public of 52.783% or $148,622,000. In March and July 1998, the Company redeemed an aggregate of $281,291,000 principal amount at maturity of 13-1/4% Notes for cash of $245,019,000. The original issue discount of the 13-1/4% Notes outstanding subsequent to these redemptions accretes at a rate of 13-1/4%, compounded semiannually, to an aggregate principal amount at maturity of $210,000 on August 15, 2000.

In March  1998,  the Company  issued ECU  235,000,000  ($273,164,000)  aggregate principal amount of 9-1/2% Senior Discount Notes due 2005 and $86,250,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2005. The 9-1/2% Notes were issued at a price of 62.455% or ECU 146,769,000 ($159,553,000 on the date of issuance). The Company received net proceeds of ECU 142,366,000 ($154,766,000 on the date of issuance) and $83,447,000, after discounts and commissions, from the issuance of the 9-1/2% Notes and the Convertible Notes, respectively.

The original issue discount of the 9-1/2% Notes accretes at a rate of 9-1/2% compounded semiannually, to an aggregate principal amount of ECU 235,000,000 ($273,164,000) by April 1, 2003. Interest will thereafter accrue at 9-1/2% per annum, payable semiannually beginning on October 1, 2003. The 9-1/2% Notes are unsecured obligations of the Company and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company and the Company's subsidiaries. The 9-1/2% Notes may be redeemed at the Company's option, in whole or in part, at any time on or after

          Cellular Communications International, Inc. and Subsidiaries


April 1, 2002 at a redemption price of 104.75% that declines annually to 100% in 2005, plus accrued and unpaid interest to the date of redemption. The Indenture governing the 9-1/2% Notes contains restrictions relating to, among other things: (i) incurrence of additional indebtedness and the issuance of preferred stock, (ii) dividend and other payment restrictions and (iii) mergers, consolidations and sales of assets.

Interest payments on the Convertible Notes began on October 1, 1998 and interest is payable every six months thereafter. The Convertible Notes mature on April 1, 2005. The Convertible Notes are unsecured obligations convertible into shares of common stock prior to maturity at a conversion price of $39.95 per share, subject to adjustment. There are approximately 2,159,000 shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 4, 2001 at a redemption price of 103.429% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date.

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

          Cellular Communications International, Inc. and Subsidiaries


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

Special U.S. income tax rules apply to U.S. taxpayers that own stock in a passive foreign investment company (a "PFIC"). Among other things, gain recognized upon disposition of PFIC shares would be taxable as ordinary income, except to the extent a taxpayer makes an election to treat a PFIC in which it owns stock as a "qualified electing fund" (a "QEF") in the first taxable year in which the taxpayer owns the PFIC's stock. The Company acquired shares in Omnitel in 1990, but did not make a QEF election prior to the regular deadline for such election in 1991. The Company is seeking a ruling from the Internal Revenue Service pursuant to temporary regulations issued by the Treasury Department in 1997 that would allow the Company to make a retroactive QEF election. If the Company cannot make the QEF election retroactively, then upon a sale of its Omnitel shares or the receipt of certain dividends from Omnitel, the Company would be subject to more federal income tax than would have otherwise been charged, and to an interest charge on that tax.

Cash used in operating activities was $1,302,000 and $432,000 in 1998 and 1997, respectively. The increase in cash used in operating actrivities is due to the increase in cash paid for interest to $2,774,000 in 1998 from zero in 1997. Cash provided by investing activities was $25,040,000 in 1998 as a result of proceeds from sales of marketable securities, net of purchases. Proceeds from borrowing, net of financing costs of $236,890,000 in 1998 is comprised of the proceeds from the issuance of the 9-1/2% Notes and the Convertible Notes of $245,803,000, net of financing costs paid of $8,913,000.

YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. OPI has informed the Company that it is assessing both the internal readiness of its computer systems and the readiness of the systems of certain significant customers and vendors for handling the year 2000. The Company believes, based on its knowledge of OPI's information technology practices, that OPI will implement successfully the systems and programming changes necessary to address year 2000 issues, and the Company does not believe that the cost of such actions will have a material adverse effect on OPI. The Company can make no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the inability to implement such changes could have an adverse effect on OPI. In addition, the failure of certain of OPI's significant customers and vendors to address the year 2000 issue could have a material adverse effect on OPI.

          Cellular Communications International, Inc. and Subsidiaries


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

          Cellular Communications International, Inc. and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CELLULAR COMMUNICATIONS
                                           INTERNATIONAL, INC.



Date:    November 10, 1998                 By: /s/ Stanton N. Williams
                                              ------------------------------
                                              Stanton N. Williams
                                              Executive Vice President and
                                              Chief Financial Officer


Date:    November 10, 1998                 By: /s/ Gregg Gorelick
                                              ------------------------------
                                              Gregg Gorelick
                                              Vice President-Controller
                                              (Principal Accounting Officer)